Form 10QSB
period 1997-03-31
COMPOSITE DESIGN INC
filed 1998-07-31
CIK 789747

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended March 31, 1997
                           --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                        Commission File No. 33-3358-NY
                                            ----------

                            COMPOSITE DESIGN, INC.
                            ----------------------
              (Name of Small Business Issuer in its Charter)

         NEVADA                                            88-0224219
         ------                                            ----------
(State or Other Jurisdiction of                     (I.R.S. Employer I.D. No.)
 incorporation or organization)

                            9005 Cobble Canyon Lane
                              Sandy, Utah 84093
                        ---------------------------
                 (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (801) 942-0555


                             SRS Technical, Inc.
                               2050 Ellis Way
                             Elko, Nevada 89801
                             -------------------
       (Former Name or Former Address, if changed since last Report)

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes       No  X
               ---      ---                  ---      ---


               (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.  Yes____        No ___

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                July 28, 1998

                          Common - 1,069,020 shares

                    DOCUMENTS INCORPORATED BY REFERENCE

          A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The Consolidated Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, these Consolidated Financial Statements fairly present the financial condition of the Company.

                          COMPOSITE DESIGN, INC.
                       (A Development Stage Company)

                           FINANCIAL STATEMENTS

                   March 31, 1997 and December 31, 1996

                          COMPOSITE DESIGN, INC.
                       (A Development Stage Company)
                              Balance Sheets

                                  ASSETS

                                                March 31,   December 31,
                                                  1997        1996
                                               (Unaudited)
CURRENT ASSETS

  Cash                                           $     -        $     -

TOTAL ASSETS                                     $     -        $     -

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                               $     100      $     -

     Total Current Liabilities                         100            -

STOCKHOLDERS' EQUITY

  Common stock, $0.001 par value, 200,000,000
   shares authorized, 1,069,020 and 1,069,020
   shares issued and outstanding                     1,069         1,069

  Additional paid-in capital                       520,536       520,536
  Deficit accumulated during the development stage(521,705)     (521,605)

     Total Stockholders' Equity (Deficit)             (100)           -

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                                 $    -        $     -

                          COMPOSITE DESIGN, INC.
                       (A Development Stage Company)
                         Statements of Operations
                                (Unaudited)
                                                        From
                                                      Inception
                                                     on January 15,
                              For the Three Months   1986 Through
                                 Ended March 31,        March 31,
                              1997            1996       1997
REVENUE                     $   -        $   -       $   -

LOSS ON DISCONTINUED
  OPERATIONS                      (100)    (162,000)   (521,705)

NET LOSS                    $     (100)  $ (162,000) $ (521,705)

LOSS PER SHARE              $    (0.00)  $    (0.00)

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING      1,069,020      966,947

                          COMPOSITE DESIGN, INC.
                       (A Development Stage Company)
               Statements of Stockholders' Equity (Deficit)
                                  (Unaudited)
                                                                   Deficit
                                                                 Accumulated
                                                      Additional  During the
                                   Common Stock        Paid-In   Development
                                Shares      Amount     Capital      Stage
At inception January 15, 1986        -       $    -      $    -     $    -

Common stock issued for cash
 at approximately $8.20 per share 25,000         25       204,975        -

Stock order offering costs           -            -       (45,853)       -

Common stock issued for
 purchasing subsidiary at
 approximately $5.77 per share    20,000         20       115,395        -

Recision of common stock by
 the SEC                          (8,102)        (8)            8        -

Contributed capital by shareholder   -            -        82,024        -

Net loss from inception January
 15, 1986 to December 31, 1994       -            -           -     (356,586)

Balance, December 31, 1994        36,898         37       356,549   (356,586)

Net Loss for the year ended
 December 31, 1995                   -            -           -          -

Balance, December 31, 1995        36,898         37       356,549   (356,586)

Common stock issued for
 services at $1.00 per share     162,000        162       161,838        -

Contributed capital by
 shareholder                         -            -         2,149        -

Common stock issued for
 services at $0.001 per share    870,000        870           -          -

Stock split adjustment               122          -           -          -

Net loss for the year ended
 December 31, 1996                   -            -           -     (165,019)

Balance, December 31, 1996     1,069,020      1,069       520,536   (521,605)

Net loss for the three months
 ended March 31, 1997                -            -           -         (100)

Balance, March 31, 1997        1,069,020   $  1,069    $  520,536  $(521,705)

                          COMPOSITE DESIGN, INC.
                       (A Development Stage Company)
                         Statements of Cash Flows
                               (Unaudited)
                                                                  From
                                                               Inception
                                                             on January 15,
                                      For the Three Months   1986 Through
                                         Ended March 31,       March 31,
                                        1997         1996         1997
CASH FLOWS FROM
 OPERATING ACTIVITIES

  Income (loss) from operation        $        (100) $ (162,000) $(521,705)
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
  Amortization and depreciation expense         -           -      102,719
  Increase (decrease) in accounts payable       100         -          100
  Contributed capital for expenses              -           -       84,173
  Stock issued for services                     -       162,000    162,870

     Net Cash Provided (Used)
      by Operating Activities                   -           -     (171,843)

CASH FLOWS FROM
 INVESTING ACTIVITIES

  Proceeds from investment                     -            -       12,696

     Net Cash Provided (Used)
      by Investing Activities                  -            -       12,696

CASH FLOWS FROM
 FINANCING ACTIVITIES

     Issuance of common stock for cash         -           -       205,000
    Stock offering costs                       -           -       (45,853)

     Net Cash Provided (Used)
      by Financing Activities          $       -       $   -    $  159,147

INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS             $       -       $   -    $      -

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                        -           -           -

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                      $       -       $   -    $      -

Cash Paid For:

  Interest                             $       -       $   -    $      -
  Income taxes                         $       -       $   -    $      -

NON-CASH FINANCING ACTIVITIES

  Common stock issued for services     $       -       $162,000 $  162,870
  Contributed capital for expenses     $       -       $    -   $   85,628
  Common stock issued for subsidiary   $       -       $    -   $  115,415

                           COMPOSITE DESIGN, INC.
                        (A Development Stage Company)
                        Notes to Financial Statements
                    March 31, 1997 and December 31, 1996
                                 (Unaudited)

NOTE 1 -   ORGANIZATION AND DESCRIPTION OF BUSINESS

           The Company was incorporated as SRS Technical, Inc. under the laws of the State of Nevada on January 15, 1986, to engage in the business activity. On May 29, 1987, the Company acquired a company named Composite Design Corporation (CDC). 20,000,000 shares of the Company s stock was given in exchange for the 100% of CDC s shares. CDC was suspended by both the Secretary of State of California and the Franchise Tax Board in 1988. On June 2, 1987, the Board of Directors resolved to change the corporate name from SRS Technical, Inc. to Composite Design, Inc. (CDI). At the current time, the Company does not have any active business operations.

           The Company has authorized 200,000,000 shares of $0.001 par value
common stock.   The Company has elected a calendar year end.

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           a. Accounting Method

           The Company's financial statements are prepared using the accrual method of accounting.

           b. Provision for Taxes

           At March 31, 1997, the Company had net operating loss carryforwards of approximately $162,000 that may be offset against future taxable income through 2011. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforward will expire unused. Accordingly, the potential tax benefits of the loss carryforward are offset by a valuation account of the same amount.

           c. Estimates

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

           d.  Unaudited Financial Statements

           The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal, recurring nature.

NOTE 3 -   GOING CONCERN

           The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Management is seeking a merger with an existing operating company. In the interim, management is committed to covering all operating and other costs until sufficient revenues are generated.

NOTE 4 -   DISCONTINUED OPERATIONS

           The Company discontinued its operations since 1989, therefore, all revenues generated by the Company have been offset against the expenses and are grouped into the discontinued operations line on the statement of operations.

NOTE 5 -   STOCK TRANSACTIONS

           On February 27, 1996, the Company issued 162,000 shares of common stock for services rendered which was valued at $162,000. The Company effected a 1,000 for 1 reverse stock split on May 23, 1996 and issued 870,000 shares of post split common stock for services valued at $870. The reverse split has been applied retroactively to the financial statements.

NOTE 6 -   CONTINGENCIES

           The Company s former subsidiary CDC was suspended by the State of California. In order to operate in the State of California, the Company may be required to pay back fees of approximately $8,000 plus accrued interest and penalties.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.
-----------------

          The Company has not engaged in any material operations or had any revenues from operations during the last two calendar years. The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for any such acquisition.

          During the next 12 months, the Company's only foreseeable
cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture. Such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loans or advances.
However, any such loans or advances should not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a
non-affiliated lender in an arm's length transaction.   As of the date of this
Report, the Company is not involved in any negotiations respecting any such potential business venture.

Results of Operations.
----------------------

          Other than restoring and maintaining its good corporate standing in the State of Nevada, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations during the two most recent calendar years, and was dormant from December 1989 to February 1, 1996.

          At March 31, 1997, the Company had no assets and $100 in liabilities. There were no revenues in the three months ended March 31, 1997.

Liquidity
---------

          The Company had no assets, $100 in liabilities and no revenues for the three months ended March 31, 1997.

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None; not applicable.

Item 2.   Changes in Securities.

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          No matter was submitted to a vote of the Company's security holders during the first quarter of the calendar year covered by this Report or during the two previous calendar years; further, no matter has been submitted to a vote of the Company's security holders since the Company became dormant in December 1989.

Item 5.   Other Information.

         None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

                                                        Exhibit
          (a)  Exhibits.*                                Number

             None.

          (b)  Reports on Form 8-K.

             None.

      * A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

                            SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       COMPOSITE DESIGN, INC.



Date: 7/22/98                          By:/s/David C. Merrell
                                       David C. Merrell
                                       President and Director



          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                        COMPOSITE DESIGN, INC.



Date: 7/22/98                         By:/s/David C. Merrell
                                      David C. Merrell
                                      President and Director


Date: 7/22/98                         By:/s/Corie Merrell
                                      Corie Merrell
                                      Secretary/Treasurer and Director