Form 10QSB
period 1997-06-30
COMPOSITE DESIGN INC
filed 1998-07-31
CIK 789747

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended June 30, 1997
                           -------------

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

               June 30, 1997 and December 31, 1996

                      COMPOSITE DESIGN, INC.
                  (A Development Stage Company)
                          Balance Sheets

                              ASSETS
                                         June 30,            December 31,
                                           1997                   1996
                                       (Unaudited)
CURRENT ASSETS

  Cash                                  $       -             $      -

TOTAL ASSETS                            $       -             $      -

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                      $       100           $      -

     Total Current Liabilities                  100                  -

STOCKHOLDERS' EQUITY

  Common stock, $0.001 par value, 200,000,000
   shares authorized, 1,069,020 and 1,069,020
   shares issued and outstanding              1,069                1,069
  Additional paid-in capital                521,991              520,536
  Deficit accumulated during the
   development stage                       (523,160)            (521,605)

     Total Stockholders' Equity (Deficit)      (100)                 -

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                         $     -             $      -

                     COMPOSITE DESIGN, INC.
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)

                                                                     From
                                                                  Inception
                                                                on January 15,
                       For the Three Months For the Six Months  1986 Through
                           Ended June 30,      Ended June 30,      June 30,
                       1997         1996    1997          1996      1997
REVENUE               $      -     $      -  $      -     $    -   $      -

LOSS ON
 DISCONTINUED
 OPERATIONS               (1,455)       (820)    (1,455)   (162,820) (523,160)

NET LOSS              $   (1,455)  $    (820) $  (1,455) $ (162,820)$(523,160)

LOSS PER SHARE        $    (0.00)  $   (0.00) $   (0.00) $    (1.75)$   (0.49)

WEIGHTED
 AVERAGE NUMBER
 OF SHARES
 OUTSTANDING           1,069,020     966,947  1,069,020      93,469 1,069,020

                      COMPOSITE DESIGN, INC.
                  (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)
                          (Unaudited)
                                                                     Deficit
                                                                   Accumulated
                                                       Additional   During the
                                     Common Stock        Paid-In   Development
                                 Shares        Amount    Capital      Stage
At inception January 15, 1986         -         $   -   $     -     $    -

Common stock issued for cash
 at approximately $8.20 per share  25,000          25     204,975        -

Stock order offering costs            -             -     (45,853)       -

Common stock issued for
 purchasing subsidiary at
 approximately $5.77 per share     20,000          20     115,395        -

Recision of common stock by
 the SEC                           (8,102)         (8)          8        -

Contributed capital by shareholder    -             -      82,024        -

Net loss from inception January
 15, 1986 to December 31, 1994        -             -         -     (356,586)

Balance, December 31, 1994         36,898          37     356,549   (356,586)

Net Loss for the year ended
 December 31, 1995                    -             -         -          -

Balance, December 31, 1995         36,898          37     356,549   (356,586)

Common stock issued for
 services at $1.00 per share      162,000         162     161,838        -

Contributed capital by
 shareholder                          -             -       2,149        -

Common stock issued for
 services at $0.001 per share     870,000         870         -          -

Stock split adjustment                122           -         -          -

Net loss for the year ended
 December 31, 1996                    -             -         -     (165,019)

Balance, December 31, 1996      1,069,020       1,069     520,536   (521,605)

Net loss for the six months
 ended June 30, 1997                  -             -         -       (1,555)

Balance, June 30, 1997          1,069,020     $ 1,069  $  520,536 $ (523,160)

                          COMPOSITE DESIGN, INC.
                       (A Development Stage Company)
                         Statements of Cash Flows
                                                                     From
                                                                 Inception on
                                 For the           For the        January 15,
                            Three Months Ended Six Months Ended  1986 Through
                                 June 30,          June 30,        June 30,
                                1997    1996    1997      1996       1997
CASH FLOWS FROM
 OPERATING ACTIVITIES

  Income (loss) from operation $(1,455) $(820)   $(1,455) $(162,820)$(523,160)
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
  Amortization and depreciation
   expense                         -      -          -          -     102,719
  Increase (decrease) in
   accounts payable                -      -          -          -         100
  Contributed capital for
   expenses                        -      -          -          -      85,628
  Stock issued for services      1,455    820      1,455    162,820   162,870

     Net Cash Provided (Used)
      by Operating Activities      -      -          -          -    (171,843)

CASH FLOWS FROM
 INVESTING ACTIVITIES

  Proceeds from investment         -      -          -          -      12,696

     Net Cash Provided (Used)
      by Investing Activities      -      -          -          -      12,696

CASH FLOWS FROM
 FINANCING ACTIVITIES

     Issuance of common
       stock for cash              -      -          -          -     205,000
    Stock offering costs           -      -          -          -     (45,853)

     Net Cash Provided (Used)
      by Financing Activities  $   -   $  -      $   -      $   -   $ 159,147

INCREASE (DECREASE) IN
 CASH AND CASH
 EQUIVALENTS                   $   -   $  -      $   -      $   -   $    -

CASH AND CASH
 EQUIVALENTS AT
 BEGINNING OF PERIOD               -      -          -          -        -

CASH AND CASH
 EQUIVALENTS
 AT END OF PERIOD              $   -   $  -      $   -      $   -   $    -

Cash Paid For:

  Interest                     $   -   $  -      $   -      $   -   $    -
  Income taxes                 $   -   $  -      $   -      $   -   $    -

NON-CASH FINANCING
 ACTIVITIES

  Common stock issued for
   services                    $   -   $  -      $   -      $162,820 $162,870
  Contributed capital for
   expenses                    $   -   $  -      $ 1,455    $    -   $ 85,628
  Common stock issued for
   subsidiary                  $   -   $  -      $   -      $    -   $115,415

                         COMPOSITE DESIGN, INC.
                     (A Development Stage Company)
                     Notes to Financial Statements
                  June 30, 1997 and December 31, 1996
                              (Unaudited)

NOTE 1 -   ORGANIZATION AND DESCRIPTION OF BUSINESS

           The Company was incorporated as SRS Technical, Inc. under the laws of the State of Nevada on January 15, 1986, to engage in the business activity. On May 29, 1987, the Company acquired a company named Composite Design Corporation (CDC). 20,000,000 shares of the Company's stock was given in exchange for the 100% of CDC's shares. CDC was suspended by both the Secretary of State of California and the Franchise Tax Board in 1988. On June 2, 1987, the Board of Directors resolved to change the corporate name from SRS Technical, Inc. to Composite Design, Inc. (CDI). At the current time, the Company does not have any active business operations.

           The Company has authorized 200,000,000 shares of $0.001 par value
common stock.   The Company has elected a calendar year end.

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           a. Accounting Method

           The Company's financial statements are prepared using the accrual method of accounting.

           b. Provision for Taxes

           At June 30, 1997, the Company had net operating loss carryforwards of approximately $166,000 that may be offset against future taxable income through 2011. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforward will expire unused. Accordingly, the potential tax benefits of the loss carryforward are offset by a valuation account of the same amount.

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

NOTE 6 -   CONTINGENCIES

           The Company's former subsidiary CDC was suspended by the State of California. In order to operate in the State of California, the Company may be required to pay back fees of approximately $8,000 plus accrued interest and penalties.

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

          At June 30, 1997, the Company had no assets and $100 in liabilities. There were no revenues in the six months ended June 30, 1997.

Liquidity
---------

          The Company had no assets, $100 in liabilities and no revenues.
The net loss for the six months ended was ($1,455) and ($162,820) for the six months ended June 30, 1996. $1,455 was contributed to capital by a principal stockholder for the six months ended June 30, 1997, with no contribution for the six months ended June 30, 1996.

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