Form 10QSB
period 1997-09-30
COMPOSITE DESIGN INC
filed 1998-07-31
CIK 789747

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended September 30, 1997
                           ------------------

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

                      COMPOSITE DESIGN, INC.
                  (A Development Stage Company)
                          Balance Sheets
                                 ASSETS
                                           September 30,      December 31,
                                              1997                1996
                                            (Unaudited)
CURRENT ASSETS

  Cash                                  $         -          $        -

     Total Current Assets                         -                   -

     TOTAL ASSETS                       $         -          $        -

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                      $         695        $        -

       Total Current Liabilities                  695                 -

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $0.001 par value,
   200,000,000 shares authorized,
   1,069,020 and 1,069,020 shares
   issued and outstanding, respectively         1,069               1,069

  Additional paid-in capital                  522,020             520,536

  Deficit accumulated during the development
  stage                                      (523,784)           (521,605)

       Total Stockholders' Equity (Deficit)      (695)                -

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY (DEFICIT)         $         -          $        -

                          COMPOSITE DESIGN, INC.
                       (A Development Stage Company)
                         Statements of Operations
                                (Unaudited)
                                                           From Inception
                           For the            For the      on January 15,
                     Three Months Ended  Nine Months Ended  1986 Through
                        September 30,      September 30,    September 30,
                       1997      1996     1997       1996       1997
REVENUE               $     -     $   -     $   -     $   -      $   -

LOSS ON DISCONTINUED
 OPERATIONS                (724)      -      (2,179)   (162,820)  (523,784)

NET LOSS              $    (724)  $   -     $(2,179) $ (162,820) $(523,784)

LOSS PER SHARE        $   (0.00)  $  0.00   $ (0.00) $    (0.78)

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING  1,069,020  126,854  1,069,020   126,854

                        COMPOSITE DESIGN, INC.
                    (A Development Stage Company)
             Statements of Stockholders' Equity (Deficit)
                             (Unaudited)
                                                                 Deficit
                                                               Accumulated
                                                   Additional   During the
                                    Common Stock    Paid-In    Development
                                 Shares     Amount  Capital       Stage
At inception, January 15, 1986           -   $    -  $    -     $    -

Common stock issued for cash
 at approximately $8.20 per share   25,000       25   204,975        -

Stock order offering costs               -        -   (45,853)       -

Common stock issued for
 purchasing subsidiary at
 approximately $5.77 per share      20,000       20   115,395        -

Recision of common stock by
 the SEC                            (8,102)      (8)        8        -

Contributed capital by shareholder       -        -    82,024        -

Net loss from inception January
 15, 1986 to December 31, 1994           -        -         -   (356,586)

Balance, December 31, 1994          36,898       37   356,549   (356,586)

Net loss for the year ended
 December 31, 1995                       -        -         -        -

Balance, December 31, 1995          36,898       37   356,549   (356,586)

Common stock issued for
 services at $1.00 per share       162,000      162   161,838        -

Contributed capital by
 shareholder                           -          -     2,149        -

Common stock issued for
 services at $0.001 per share      870,000      870         -        -


Stock split adjustment                 122        -         -        -

Net loss for the year ended
 December 31, 1996                       -        -         -   (165,019)

Balance, December 31, 1996       1,069,020    1,069   520,536   (521,605)

Contributed capital by
 shareholder                             -        -     1,484        -

Net loss for the year ended
 September 30, 1997                      -        -         -     (2,179)

Balance, September 30, 1997      1,069,020    1,069   522,020   (523,784)

                          COMPOSITE DESIGN, INC.
                       (A Development Stage Company)
                         Statements of Cash Flows
                                (Unaudited)
                                                                 From
                                                              Inception on
                               For the            For the      January 15,
                        Three Months Ended  Nine Months Ended 1986 Through
                           September 30,       September 30,  September 30,
                          1997       1996    1997       1996      1997
CASH FLOWS FROM
 OPERATING ACTIVITIES

  Income (loss) from
  operation                    $ (724)   $  -  $ (2,179) $(162,820) $(523,784)
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
  Amortization and depreciation
   expense                          -       -       -          -      102,719
  Contributed capital for
   expenses                     1,484       -     1,484        -       87,112
  Stock issued for services         -       -       -      162,820    162,870
  Increase (decrease) in accounts
   payable                       (760)      -       695        -         (760)

     Net Cash Provided (Used) by
      Operating Activities          -       -       -          -     (171,843)

CASH FLOWS FROM INVESTING
 ACTIVITIES

  Proceeds from investment          -       -       -          -       12,696

     Net Cash Provided (Used) by
      Investing Activities          -       -       -          -       12,696

CASH FLOWS FROM
 FINANCING ACTIVITIES

     Issuance of common
       stock for cash               -       -       -          -      205,000
    Stock offering costs            -       -       -          -      (45,853)

     Net Cash Provided (Used) by
      Financing Activities       $  -    $  -    $  -      $   -    $ 159,147

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS            $  -    $  -    $  -      $   -    $     -

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD             -       -       -          -          -

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                $  -    $  -    $  -      $   -    $     -

Cash Paid For:

  Interest                       $  -    $  -    $  -      $   -    $     -
  Income taxes                   $  -    $  -    $  -      $   -    $     -

NON-CASH FINANCING
 ACTIVITIES

  Common stock issued for
   services                      $  -    $  -    $  -      $162,820  $162,820
  Contributed capital for
   expenses                      $1,484  $1,584  $  -      $    -    $ 87,112
  Common stock issued for
   subsidiary                    $  -    $  -    $  -      $    -    $115,415

                         COMPOSITE DESIGN, INC.
                     (A Development Stage Company)
                     Notes to Financial Statements
                September 30, 1997 and December 31, 1996
                              (Unaudited)

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

           b. Provision for Taxes

           At September 30, 1997, the Company had net operating loss carryforwards of approximately $168,000 that may be offset against future taxable income through 2012. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforward will expire unused. Accordingly, the potential tax benefits of the loss carryforward are offset by a valuation account of the same amount.

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

NOTE 4 -   DISCONTINUED OPERATIONS

           The Company discontinued its operations in 1989, therefore, all revenues generated by the Company have been offset against the expenses and are grouped into the discontinued operations line on the statement of operations.

NOTE 5 -   STOCK TRANSACTIONS

           On February 27, 1996, the Company issued 162,000 shares of common stock for services rendered which was valued at $162,000. The Company effected a 1,000 for 1 reverse stock split on June 25, 1996 and issued 820,000 shares of post split common stock for services valued at $820. The reverse split has been applied retroactively to the financial statements.

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

          At September 30, 1997, the Company had no assets and $695 in liabilities. There were no revenues in the nine months ended September 30, 1997.

Liquidity
---------

          The Company had no assets, $695 in liabilities and no revenues. The net loss for the nine months ended was ($2,179) and ($162,820) for the nine months ended September 30, 1996. $1,484 was contributed to capital by a principal stockholder for the three months ended September 30, 1997.

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