Form 10KSB
period 1997-12-31
COMPOSITE DESIGN INC
filed 1998-07-31
CIK 789747

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended December 31, 1997
                                -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                 Commission File No.  33-3358-NY
                                            ----------

                      COMPOSITE DESIGN, INC.
                            ----------------------
          (Name of Small Business Issuer in its Charter)

        NEVADA                                               88-0224219
-------------------------------                     --------------------------
(State or Other Jurisdiction of                   (I.R.S. Employer I.D. No.)
 incorporation or organization)

                      9005 Cobble Canyon Lane
                        Sandy, Utah 84093
                      -----------------------
             (Address of Principal Executive Offices)

            Issuer's Telephone Number:  (801) 942-0555

                       SRS Technical, Inc.
                         2050 Ellis Way
                       Elko, Nevada  89801
                       -------------------
  (Former name and former address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act:  None.

Securities Registered under Section 12(g) of the Exchange Act:  None.

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes X    No             (2)   Yes       No X

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:   December 31, 1997 -
$0

For the Exhibit Index see Item 13 of this Report.

     State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     July 29, 1998 - $219. There are approximately 219,020 shares of common voting stock of the Registrant held by non-affiliates. During the past five years, there has been no "public market" for shares of common stock of the Registrant, so the Registrant has arbitrarily valued these shares on the basis of par value per share.

           (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                  DURING THE PAST FIVE YEARS)

                         Not Applicable.

           (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                          July 29, 1998

                            1,069,020

               DOCUMENTS INCORPORATED BY REFERENCE
               -----------------------------------

          A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

   Transitional Small Business Issuer Format   Yes  X   No ___

                              PART I

Item 1.  Description of Business.
         -----------------------

Business Development.
--------------------

     Corporate Developments.
     ----------------------

          Composite Design, Inc. (the "Company") was organized under the laws of the State of Nevada on January 15, 1986, under the name "SRS Technical, Inc." The Company was formed for the purpose of engaging in the
business of investing and all other lawful businesses.   The Company's initial
authorized capital consisted of 200,000,000 shares of one mill ($0.001) par value common voting stock.

          On June 5, 1987, the Company's name was changed to "Composite Design, Inc."

          Effective October 23, 1996, and in accordance with the Nevada Revised Statutes, the Board of Directors of the Company, with the written consent of persons owning a majority of its outstanding voting securities, unanimously resolved to reverse split the outstanding shares of its common stock on a basis of 1000 for one (as corrected on December 13, 1996), while retaining its authorized capital, with appropriate adjustments in the stated capital and capital surplus accounts of the Company. All computations hereinafter take into account this reverse split.

          Copies of the initial Articles of Incorporation of the Company and the foregoing Certificates of Amendment to the Articles of Incorporation of the Company, as corrected, are attached hereto and incorporated herein by reference. See Item 13 of this Report.

          5,000 shares of the Company's common stock were issued at its inception in consideration of the sum of $5,000 to certain persons who may have been deemed to have been promoters or founders of the Company.

     Public Offering.
     ---------------

          The Company subsequently sold 2,000 units, each containing 1/10th of a common share and 3/10th of a common stock purchase warrant to the public at a price of $100 per share, pursuant to an S-18 Registration Statement which was filed with the Securities and Exchange Commission on or about February 14, 1986, and which became effective on April 14, 1986. The offering was completed in the fourth quarter of 1986, with the Company receiving gross proceeds of $200,000 and net proceeds of $175,000, after deduction of legal and accounting fees, prospectus costs and other expenses incidental to the public offering.

          By this reference, the Company's Registration Statement on Form S-18 of the Securities and Exchange Commission and its Prospectus dated April 14, 1986, are incorporated herein. See Item 13 below.

     Changes in Control.
     ------------------

          On May 29, 1987, the stockholders of the Company approved the acquisition of Composite Design Corporation, a Nevada corporation ("Composite Nevada"), in consideration of the Company's issuance of 20,000 "unregistered" and "restricted" shares of its common stock to the former stockholders of Composite Nevada. As a result of this transaction, Composite Nevada became a wholly-owned subsidiary of the Company.

          The only business operations conducted by the Company from its inception to the end of the period covered by this Report were those of Composite Nevada, which was in the business of manufacturing and marketing of an experimental class of a home built kit plane. These operations proved to be unsuccessful, and the Company ceased its business operations in 1989.

          Other than maintaining and restoring its good standing status in the State of Nevada, and seeking prospective businesses or assets to acquire, the Company has had no material business operations since that time.

          Pursuant to the Company's Bylaws, on February 27, 1996, Ila
Sellers, the Company's Secretary/Treasurer and director, appointed Corie Merrell to fill a vacancy on the Board of Directors, in contemplation of reviving the Company. Ms. Sellers resigned immediately thereafter. Ron Sellers President and a director, resigned and appointed David C. Merrell as a Director. Corie and David C. Merrell were appointed to serve as directors of the Company until the next annual meeting of stockholders and until their respective successors are elected and qualified or until their prior resignations or terminations. On the same date, the Board of Directors unanimously consented without a meeting and pursuant to applicable provisions of the Nevada Revised Statutes to elect the following persons to serve in the capacities indicated: David C. Merrell, President; and Corie Merrell, Secretary/Treasurer.

          It was further resolved that Ron Sellers and Ila Sellers each be issued 2,500 "unregistered" and "restricted" shares of the Company's common stock, and that Richard Ririe be issued 1,000 "unregistered" and "restricted" shares of the Company's common stock, all as payment in full for their prior services to the Company; these services were valued at the par value of the shares issued.

     Sales of Unregistered Securities During the Past Five Years.
     -----------------------------------------------------------

                        Date              Number of          Aggregate
      Name            Acquired             Shares           Consideration
      ----            --------            ---------         -------------

Ron Sellers            4/26/96              5,000           Services
Ila Sellers            4/26/96              5,000           Services
Steve Howell           4/26/96             23,000           Services
Angie C. Howell        4/26/96             23,000           Services
Michael C. Brown       4/26/96             50,000           Services
Corie Merrell          4/26/96             50,000           Services
Dan and Connie Ross    6/25/96             10,000           Services
Lois Fallentine        6/25/96             10,000           Services
Chiricahua Company*    6/25/96            800,000           Services
Leonard W. Burningham,10/15/96             10,000           Services
Esq.

     * Chiricahua Company is wholly owned by David C. Merrell, President and a director of the Company.

     Past Material Litigation.
     ------------------------

     The Company was involved in a Civil Action brought by the Securities and Exchange Commission in the United States District Court for the District of Nevada, Civil No. CV-S-89-096 PMP. As a result of this action, 8,102 shares of the Company's common stock were attached by the Securities and Exchange Commission and were returned to the Company's treasury.

     Business.
     --------

          The Company has not engaged in any material business operations since 1989. Its only activities since that time have consisted of restoring and maintaining its good standing in the State of Nevada. The Company has no material tangible property or assets.

          The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to it and its stockholders. In considering whether to complete any such acquisition, the Board of Directors shall make the final determination, and the approval of stockholders will not be sought unless required by applicable law, the Company's Articles of Incorporation or Bylaws or contract. The Company can give no assurance that any such endeavor will be successful or profitable.

          The Company is not currently engaging in any substantive business activity and has no plans to engage in any such activity in the foreseeable future. In its present form, the Company may be deemed to be a "shell" and will be a vehicle to acquire or merge with a business or company. The Company does not intend to restrict its search to any particular business or industry, and the areas in which it will seek out acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. The Company recognizes that because of its lack of resources, the number of suitable potential business ventures which may be available to it will be extremely limited, and may be restricted to entities who desire to avoid what these entities may deem to be the adverse factors related to an initial public offering ("IPO"). The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution public investors will suffer to the benefit of the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations. Any of these types of entities, regardless of their prospects, would require the Company to issue a substantial number of shares of its common stock to complete any such acquisition, reorganization or merger, usually amounting to between 80 and 95 percent of the outstanding shares of the Company following the completion of any such transaction; accordingly, investments in any such private entity, if available, would be much more favorable than any investment in the Company.

          Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to an analysis of the quality of the entity's management personnel; the anticipated acceptability of any new products or marketing concepts; the merit of technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly analyze without referring to any objective criteria.

          Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Further, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives. Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

          Management will attempt to meet personally with management and key personnel of the entity sponsoring any business opportunity afforded to the Company, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, since the Company has extremely limited current assets and cash reserves, these activities may be limited, and if undertaken, the cost and expense thereof will be advanced by management, and may further dilute the interest of the stockholders of the Company.

          The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor. The Company anticipates that proposed business ventures will be made available to it through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, the Company may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which the Company eventually participates. Such persons may include the Company's directors, executive officers, beneficial owners or their affiliates. In this event, such fees may become a factor in negotiations regarding a potential acquisition and, accordingly, may present a conflict of interest for such individuals.

          Because the Company has extremely limited assets, management anticipates that any finder's fees would be paid in the form of common stock of the Company, rather than cash. This would have the effect of further diluting the shares of current stockholders. In the event that funds become available from a company that is a candidate for a merger or acquisition transaction, such fees may be paid in cash. Whether paid in the form of common stock or cash, and whether paid to members of management, beneficial owners or their affiliates, or unaffiliated third parties, the amount of such finder's fees will not exceed the amount that the Company would pay to an unaffiliated third party in an arm's length transaction.

          Further, substantial fees are often paid in connection with the completion of these types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $250,000. These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. Such fees may become a factor in negotiations regarding any potential acquisition by the Company and, accordingly, may present a conflict of interest for such individuals.

          None of the Company's directors, executive officers or promoters, or their affiliates or associates, has had any negotiations with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger transaction with the Company. Nor are there any present plans, proposals, arrangements or understandings with any such persons regarding the possibility of any acquisition or merger involving the Company.

Risk Factors.
------------

          In any business venture, there are substantial risks specific to the particular enterprise and which cannot be ascertained until a potential acquisition, reorganization or merger candidate has been identified; however, at a minimum, the Company's present and proposed business operations will be highly speculative and subject to the same types of risks inherent in any new or unproven venture, and will include those types of risk factors outlined below.

          Limited Assets; No Source of Revenue. The Company has no assets and has had no revenues since 1989. Nor, will the Company receive any revenues until it completes an acquisition, reorganization or merger, at the earliest. The Company can provide no assurance that any acquired business will produce any material revenues for the Company or its stockholders or that any such business will operate on a profitable basis.

          Discretionary Use of Proceeds; "Blank Check" Company. Because the Company is not currently engaged in any substantive business activities, as well as management's broad discretion with respect to the acquisition of assets, property or business, the Company may be deemed to be a "blank check" company. Although management intends to apply substantially all of the proceeds that it may receive through the issuance of stock or debt to a suitable acquisition, subject to the criteria identified above, such proceeds will not otherwise be designated for any more specific purpose. The Company can provide no assurance that any allocation of such proceeds will allow it to achieve its business objectives.

          Absence of Substantive Disclosure Relating to Prospective Acquisitions. Because the Company has not yet identified any assets, property or business that it may potentially acquire, potential investors in the Company will have virtually no substantive information upon which to base a decision whether or not to invest in the Company. Potential investors would have access to significantly more information if the Company had already identified a potential acquisition or if the acquisition target had made an offering of its securities directly to the public. The Company can provide no assurance that any investment in the Company will not ultimately prove to be less favorable than such a direct investment.

          Unspecified Industry and Acquired Business; Unascertainable Risks. To date, the Company has not identified any particular industry or business in which to concentrate its acquisition efforts. Accordingly, prospective investors currently have no basis to evaluate the comparative risks and merits of investing in the industry or business in which the Company may invest. To the extent that the Company may acquire a business in a highly risky industry, the Company will become subject to those risks. Similarly, if the Company acquires a financially unstable business or a business that is in the early stages of development, the Company will become subject to the numerous risks to which such businesses are subject. Although management intends to consider the risks inherent in any industry and business in which it may become involved, there can be no assurance that it will correctly assess such risks.

          Uncertain Structure of Acquisition. Management has had no preliminary contact or discussions regarding, and there are no present plans, proposals or arrangements to acquire any specific assets, property or business. Accordingly, it is unclear whether such an acquisition would take the form of an exchange of capital stock, a merger or an asset acquisition. However, because the Company has virtually no resources as of the date of this Report, management expects that any such acquisition would take the form of an exchange of capital stock.

          State Restrictions on "Blank Check" Companies. A total of 36 states prohibit or substantially restrict the registration and sale of "blank check" companies within their borders. Additionally, 36 states use "merit review powers" to exclude securities offerings from their borders in an effort to screen out offerings of highly dubious quality. See Paragraph 8221, NASAA Reports, CCH Topical Law Reports, 1990. The Company intends to comply fully with all state securities laws, and plans to take the steps necessary to ensure that any future offering of its securities is limited to those states in which such offerings are allowed. However, these legal restrictions may have a material adverse impact on the Company's ability to raise capital because potential purchasers of the Company's securities must be residents of states that permit the purchase of such securities. These restrictions may also limit or prohibit stockholders from reselling shares of the Company's common stock within the borders of regulating states.

          By regulation or policy statement, eight states (Idaho, Maryland, Missouri, Nevada, New Mexico, Pennsylvania, Utah and Washington) place various restrictions on the sale or resale of equity securities of "blank check" or "blind pool" companies. These restrictions include, but are not limited to, heightened disclosure requirements, exclusion from "manual listing" registration exemptions for secondary trading privileges and outright prohibition of public offerings of such companies.

          Further, all states (with the exception of Alabama, Delaware, Hawaii, Minnesota, Nebraska and New York) have adopted some form of the Small Corporate Offering Registration Exemption ("SCORE") program, which permits an issuer to notify the Securities and Exchange Commission of certain offerings registered in such states by filing a Form D under Regulation D of the Securities and Exchange Commission. States participating in the SCORE program also allow applications for registration of securities by qualification by filing a Form U-7 with the states' securities commissions. In most jurisdictions, "blank check" and "blind pool" companies are not eligible for participation in the SCORE program.

          Management to Devote Insignificant Time to Activities of the Company. Members of the Company's management are not required to devote their full time to the affairs of the Company. Because of their time commitments, as well as the fact that the Company has no business operations the members of management anticipate that they will devote an insignificant amount of time to the activities of the Company, at least until such time as the Company has identified a suitable acquisition target.

          Voting Control. Due to the ownership of a majority of the Company's outstanding common stock, Chiricahua Company, David C. Merrell and Corie Merrell have the ability to elect all of the Company's directors, who in turn elect all executive officers, without regard to the votes of other stockholders. Accordingly, these persons may be deemed to have absolute control of the Company. See the caption "Security Ownership of Certain Beneficial Owners and Management," Part III, Item 11, of this Report.

          No Market for Common Stock; No Market for Shares. Although the Company intends to submit for listing of its common stock on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD"), there is currently no market for such shares; there can be no assurance that such a market will ever develop or be maintained. Any market price for shares of common stock of the Company is likely to be very volatile, and numerous factors beyond the control of the Company may have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's common stock in any market that may develop. See Item 5 of this Report.

          Conflicts of Interest; Related Party Transactions.   Although the
Company has not identified any potential acquisition target, the possibility exists that the Company may acquire or merge with a business or company in which the Company's directors, executive officers, principal stockholders or their affiliates may have an ownership interest. Such a transaction may occur if management deems it to be in the best interests of the Company and its stockholders, after consideration of the above referenced factors. A transaction of this nature would present a conflict of interest to those parties with a managerial position and/or an ownership interest in both the Company and the acquired entity, and may compromise management's fiduciary duties to the Company's stockholders. If management's fiduciary duties become compromised, any remedy available under state corporate law will most likely be prohibitively expensive and time consuming.

          An independent appraisal of the acquired company may or may not be obtained in the event a related party transaction is contemplated. Furthermore, because management may be eligible for finder's fees or other compensation related to potential acquisitions by the Company, such compensation may become a factor in negotiations regarding such potential acquisitions.

           Chiricahua Company, David C. Merrell and Corie Merrell may actively negotiate or otherwise consent to the purchase of all or any portion of their common stock as a condition to or in connection with any proposed merger or acquisition transaction, which may present a further conflict of interest. The Company's other stockholders may not be afforded an opportunity to approve or consent to any particular stock buyout transaction.

          Risks of "Penny Stock." The Company's common stock may be deemed to be "penny stock" as that term is defined in Reg. Section 240.3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) is an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

          There has never been any "established public market" for the Company's common stock. At such time as the Company completes a merger or acquisition transaction, if at all, it may attempt to qualify for listing on either NASDAQ or a national securities exchange. However, at least initially, any trading in its common stock will most likely be conducted in the over-the-counter market in the "pink sheets" or the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. (the "NASD").

          There are presently no market makers for the Company's common stock. In the event that it is unsuccessful, after completing a merger or acquisition transaction, in obtaining a listing on NASDAQ or a national securities exchange, it will seek a securities firm to make a market in its securities. If there is only one market maker in the Company's securities, there is a risk that the market maker will dominate the market and set prices that are not based on competitive forces.

          Section 15(g) of the Securities Exchange Act of 1934, as amended, and Reg. Section 240.15g-2 of the Securities and Exchange Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

          Moreover, Reg. Section 240.15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company's common stock to resell their shares to third parties or to otherwise dispose of them.

Item 2.  Description of Property.
--------------------------------

          The Company has no property or assets; its principal executive office address and telephone number are the business office address and telephone number of David C. Merrell, which are provided at no cost. See Item 1 of this Report.

Item 3.  Legal Proceedings.
--------------------------

          The Company is not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against the Company by any federal, state or local governmental agency.

          Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

          No matter was submitted to a vote of the Company's security holders during the fourth quarter of the period covered by this report or during the previous two calendar years.

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------

Market Information
------------------

          There has never been any established "public market" for shares of common stock of the Company. The Company intends to submit for listing on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD"); however, management does not expect any public market to develop unless and until its operations are successful or the Company completes an acquisition or merger. In any event, no assurance can be given that any market for the Company's common stock will develop or be maintained. If a public market ever develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by members of management or others may have a substantial adverse impact on any such public market; and all of these persons have satisfied the "holding period" under Rule 144. See the heading "Sales of Unregistered Securities During the Past Five Years," of Item 1 of this Report.

Holders
-------

          The number of record holders of the Company's common stock as of the calendar year ended December 31, 1996 was approximately 398 and as of the calendar year ended December 31, 1997 was 403; these numbers do not include an indeterminate number of stockholders whose shares are held by brokers in street name. As of July 29, 1998, there were approximately 403 stockholders.

Dividends
---------

          There are no present material restrictions that limit the ability of the Company to pay dividends on common stock or that are likely to do so in the future. The Company has not paid any dividends with respect to its common stock, and does not intend to pay dividends in the foreseeable future.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

Plan of Operation
-----------------

          The Company has not engaged in any material operations in the period ending December 31, 1997 or since 1989. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

          The Company's only foreseeable cash requirements during the next
12 months will relate to maintaining the Company in good standing in the State of Nevada. Management does not anticipate that the Company will have to raise additional funds during the next 12 months.

Results of Operations
---------------------

          The Company discontinued its active operations in 1989. It received no revenues and had no profits or losses in any of the calendar years ended December 31, 1993, 1994 and 1995. Losses from the Company's previously-discontinued operations for the year ended December 31, 1996 were ($165,019). At December 31, 1997, the Company had a loss of ($2,179) from discontinued operations for the year.

Liquidity
---------

          At December 31, 1996 and 1997, the Company had no assets. At December 31, 1997, the Company had a loss of ($2,179), compared to a loss as of December 31, 1996 of ($165,019). There were contributions to capital of $1,584 in 1997 and $2,149 in 1996. Substantially all of the loss in 1996 was the result of an issuance of shares of common stock for services valued at approximately $162,800.


Item 7.  Financial Statements.
-----------------------------

For the periods ended December 31, 1997 and 1996

     Independent Auditors' Report

     Balance Sheets

     Statements of Operations

     Statements of Stockholders' Equity (Deficit)

     Statements of Cash Flows

     Notes to the Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
--------------------

          No independent accountant of the Company has resigned, declined to stand for re-election or was dismissed during the Company's two most recent fiscal years or any interim period. Due to the Company's lack of significant business operations since approximately 1989, present management has deemed it to be in the best interests of the Company to appoint a new independent accountant to audit its financial statements. Accordingly, the Board of Directors unanimously resolved to retain the services of Jones, Jensen & Company, Certified Public Accountants, in this regard.

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
-------------------------------------------------

Identification of Directors and Executive Officers
--------------------------------------------------

          The following table sets forth, in alphabetical order, the names and the nature of all positions and offices held by all directors and executive officers of the Company for the calendar years ending December 31, 1996 and 1997, and to the date hereof, and the period or periods during which each such director or executive officer served in his or her respective positions.
                                        Date of           Date of
                     Positions            Election or       Termination
   Name                 Held             Designation        or Resignation
   ----                 -----------        -----------      --------------
Corie Merrell       Director                2/96               *
                    Secretary/              2/96               *
                    Treasurer

David C. Merrell    President               2/96               *
                    Director

Ila Sellers         Director                1/88              2/96
                    Secretary/Treasurer     1/88              2/96

Ron Sellers         Director                1/88              2/96
                    President               1/88              2/96

          * These persons presently serve in the capacities indicated opposite their respective names.

Term of Office
--------------

          The term of office of the current directors shall continue until the annual meeting of stockholders, which has been scheduled by the Board of Directors to be held in December of each year. The annual meeting of the Board of Directors immediately follows the annual meeting of stockholders, at which officers for the coming year are elected.

Business Experience
-------------------

          David C. Merrell, Director and President. Since 1989, he has been the owner of DCM Finance, a Salt Lake City based finance company which makes and brokers real estate loans. Mr. Merrell received his Bachelor of Science degree in Economics from the University of Utah in 1981.

          Corie Merrell, Director and Secretary/Treasurer. Since 1989, she has been part owner of DCM Finance and is currently a part time student at Westminster College majoring in Psychology.

Family Relationships
--------------------

          David C. Merrell and Corie Merrell are husband and wife.

Involvement in Certain Legal Proceedings
----------------------------------------

          Except as indicated below and to the knowledge of management, during the past five years, no present or former director, person nominated to become a director, executive officer, promoter or control person of the
Company:

          (1) Was a general partner or executive officer of any business by or against which any bankruptcy petition was filed, whether at the time of such filing or two years prior thereto;

          (2) Was convicted in a criminal proceeding or named the subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

               (i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

                  (ii)   Engaging in any type of business practice; or

                 (iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

          (4) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

          (5) Was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated; or

          (6) Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

          No securities of the Company are registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, and the Company files reports under Section 15(d) of the Securities Exchange Act of 1934; accordingly, directors, executive officers and 10 percent stockholders are not required to make filings under Section 16 of the Securities Exchange Act of 1934.

Item 10. Executive Compensation.
-------------------------------

Cash Compensation
-----------------

          The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                        SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
          Annual Compensation             Awards     Payouts
  (a)           (b)      (c)    (d)   (e)     (f)          (g)    (h)    (i)

Name and     Years or              other                               all
principal    periods               Annual   restricted option/  LTIP   other
position     Ended       $     $   Compen-  Stock      SAR's   Payouts Compen-
                      Salary Bonus sation awards$    #       $         sation$
------------------------------------------------------------------------------
Corie Merrell 12/31/97   0     0     0         0           0      0       0
Sec/Tres      12/31/96   0     0     0       50,000        0      0       0
Director

David C.      12/31/97   0     0     0         0           0      0       0
Merrell       12/31/96   0     0     0      800,000*       0      0       0
President
Director

Ron Sellers   12/31/97   0     0     0         0           0      0       0
former        12/31/96   0     0     0        7,500        0      0       0
President and
Director

Ila Sellers   12/31/97   0     0     0         0           0      0       0
former        12/31/96   0     0     0        7,500        0      0       0
Sec/Tres and
Director

          *See the caption "Sales of Unregistered Securities During the Past Five Years," Part I, Item 1.

          No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ending December 31, 1996, or 1995, or the period ending on the date of this Report. Further, no member of the Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item. See the Summary Compensation Table of this Item.

Compensation of Directors
-------------------------

          There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

          There are no arrangements pursuant to which any of the Company's directors was compensated during the Company's last completed calendar year or the previous two calendar years for any service provided as director. See the Summary Compensation Table of this Item.

Termination of Employment and Change of Control Arrangement
-----------------------------------------------------------

          There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in the Summary Compensation Table set out above which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
-----------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
-----------------------------------------------

          The following table sets forth the shareholdings of those persons who own more than five percent of the Company's common stock as of December 31, 1996 and 1997, and to the date hereof:

                                         Number and Percentage
                                      of Shares Beneficially Owned
                                         ----------------------------

Name and Address                          12/31/96      12/31/97 and Currently
----------------                          --------      ----------------------

Chiricahua Company*                      800,000 74.8%   800,000 74.8%
9005 Cobble Lane
Sandy, Utah 84093

TOTALS                                   800,000 74.8%   800,000 74.8%

     * David C. Merrell is the sole owner of Chiricahua Company, and is deemed to be the beneficial owner of these shares.

Security Ownership of Management.
--------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of December 31, 1996 and 1997, and to the date hereof:

                                             Number and Percentage
                                       of Shares Beneficially Owned
                                          ----------------------------

Name and Address                          12/31/96      12/31/97 and currently
----------------                          --------      ----------------------

David C. Merrell*                           800,000 74.8%  800,000 74.8%
9005 Cobble Lane
Sandy, Utah 84093

Corie Merrell                                50,000  4.6%   50,000  4.6%
9005 Cobble Lane
Sandy, Utah 84093

TOTALS                                      850,000 79.5%  850,000 79.5%

     * David C. Merrell is the sole owner of Chiricahua Company, and is deemed to be the beneficial owner of these shares.

Changes in Control
------------------

          To the knowledge of management, there are no present arrangements or pledges of the Company's securities which may result in a change in its control.

Item 12. Certain Relationships and Related Transactions.
-------------------------------------------------------

Transactions with Management and Others.
---------------------------------------

          Except as indicated below, or under the heading "Sales of Unregistered Securities During the Past Five Years," of Item 1 of this Report, there were no material transactions, or series of similar transactions, during the Company's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to the Company to own of record or beneficially more than five percent of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Certain Business Relationships.
------------------------------

          Except as indicated under the heading "Transactions with Management and Others" above, there were no material transactions, or series of similar transactions, during the Company's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which it or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to the Company to own of record or beneficially more than five percent of any class of its common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Indebtedness of Management.
--------------------------

          Except as indicated under the heading "Transactions with Management and Others" above, there were no material transactions, or series of similar transactions, during the Company's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which it or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to the Company to own of record or beneficially more than five percent of any class of its common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Transactions with Promoters.
---------------------------

          Except as indicated under the heading "Transactions with Management and Others" above, there were no material transactions, or series of similar transactions, during the Company's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which it or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder or any member of the immediate family of any of the foregoing persons, had an interest.

Item 13. Exhibits and Reports on Form 8-K.
-----------------------------------------

Reports on Form 8-K
-------------------

None.
                                                   Exhibit
Exhibits*                                          Number
Number                                             -------
------
          (i)

Articles of Incorporation of SRS Technical, Inc.
  dated January 15, 1986                           3.1

Certificate of Amendment to Articles of
  Incorporation of SRS Technical, Inc. dated
  June 5, 1987                                     3.2

Certificate of Amendment to the Articles of
 Incorporation of Composite Design, Inc., as
 corrected,  dated December 13, 1996               3.3

Financial Data Schedule                           27

          (ii)                          Where Incorporated
                                          In This Report
Number                                  ------------------
------

Registration Statement on Form S-18               Part I

Prospectus dated April 14, 1986                   Part I

      * A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

     ** These documents and related exhibits have previously been filed with the Securities and Exchange Commission and are incorporated herein by this reference.





                            SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   COMPOSITE DESIGN INC.


Date: 7/22/98                      By/S/David C. Merrell
                                   David C. Merrell, President and Director


Date: 7/22/98                      By/s/Corie Merrell
                                   Corie Merrell, Secretary/Treasurer and
                                   Director


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                   COMPOSITE DESIGN INC.


Date: 7/22/98                      By/s/David C. Merrell
                                   David C. Merrell, President and Director


Date: 7/22/98                      By/s/Corie Merrell
                                   Corie Merrell, Secretary/Treasurer and
                                   Director

INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Composite Design, Inc.
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheet of Composite Design, Inc. (a development stage company) as of December 31, 1997 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1997 and 1996 and from inception on January 15, 1986 through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Composite Design, Inc. (a development stage company) as of December 31, 1997 and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996 and from inception on January 15, 1986 through December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is a development stage company with no operating capital which together raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Jones, Jensen & Company
Jones, Jensen & Company
March 25, 1998

                      COMPOSITE DESIGN, INC.
                   (A Development Stage Company)

                      FINANCIAL STATEMENTS

                        December 31, 1997

                             COMPOSITE DESIGN, INC.
                         (A Development Stage Company)
                                 Balance Sheet
                                    ASSETS

                                                 December 31,
                                                     1997
CURRENT ASSETS

  Cash                                           $     -

  Total Current Assets                                 -

     TOTAL  ASSETS                               $     -

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                               $     695

     TOTAL LIABILITIES                                 695

STOCKHOLDERS' EQUITY

  Common stock, $0.001 par value, authorized
   200,000,000 shares; 1,069,020 shares
   issued and outstanding                            1,069
 Additional paid-in capital                        522,020
 Deficit accumulated during the development stage (523,784)

     Total Stockholders' Equity (Deficit)             (695)

     TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIT)                            $     -

                         COMPOSITE DESIGN, INC.
                     (A Development Stage Company)
                        Statements of Operations
                                                                From
                                                            Inception on
                             For the Years                   January 15,
                                Ended                       1986 Through
                             December 31,                    December 31,
                       1997                1996                  1997
REVENUE               $     -           $     -               $     -

EXPENSES                    -                 -                     -

LOSS FROM DISCONTINUED
 OPERATIONS (Note 4)      2,179           165,019               523,784

NET LOSS           $     (2,179)     $   (165,019)        $    (523,784)

LOSS PER SHARE     $      (0.00)     $      (0.15)

                           COMPOSITE DESIGN, INC.
                       (A Development Stage Company)
                Statements of Stockholders' Equity (Deficit)
         From Inception on January 15, 1986 Through December 31, 1997
                                                             Deficit
                                                           Accumulated
                                              Additional    During the
                         Common Stock          Paid-In      Development
                        Shares        Amount   Capital         Stage
At inception January 15
1986                          -      $     -    $     -      $     -

Common stock issued for
 cash at approximately
 $8.20 per share          25,000            25    204,975          -

Stock order offering costs    -            -       (45,853)         -

Common stock issued for
 purchasing subsidiary at
 approximately $5.77
 per share                20,000            20    115,395          -

Recission of common stock
 by the SEC               (8,102)           (8)          8          -

Contributed capital by
 shareholder                  -             -       82,024          -

Net loss from inception
 January 15, 1986 to
 December 31, 1994            -             -          -       (356,586)

Balance, December 31,
 1994                     36,898             37    356,549     (356,586)

Net loss for the year ended
 December 31, 1995            -             -          -            -

Balance, December 31, 1995 36,898            37    356,549     (356,586)

Common stock issued for
 services at $1.00 per
 share                    162,000           162     161,838          -

Contributed capital by
 shareholder                  -            -          2,149          -

Common stock issued for
 services at $0.001 per
 share                    870,000          870          -            -

Stock split adjustment        122          -            -            -

Net loss for the year ended
 December 31, 1996            -            -            -      (165,019)

Balance, December 31,
 1996                   1,069,020        1,069      520,536    (521,605)

Contributed capital by
 shareholder                  -             -         1,484        -

Net loss for the year
 ended December 31, 1997      -             -           -       (2,179)

Balance, December 31,
 1997                   1,069,020     $   1,069   $ 522,020  $(523,784)

                               COMPOSITE DESIGN, INC.
                           (A Development Stage Company)
                             Statements of Cash Flows
                                                              From
                                                          Inception on
                                   For the Years           January 15,
                                      Ended               1986 Through
                                    December 31,           December 31,
                                 1997          1996            1997
CASH FLOWS FROM
 OPERATING ACTIVITIES

  Income (Loss) from operation  $(2,179)     $(165,019)     $(523,784)
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
     Amortization and
     depreciation expense           -              -          102,719
     Contributed capital for
     expenses                     1,584          2,149         85,757
     Stock issued for services      -          162,870        162,870
     Increase (decrease) in
     account payable                595            -              595

          Net Cash Provided (Used)
           by Operating Activities  -              -         (171,843)

CASH FLOWS FROM INVESTING ACTIVITIES

     Proceeds from investment       -              -           12,696

          Net Cash Provided (Used)
           by Investing Activities  -              -           12,696

CASH FLOWS FROM FINANCING ACTIVITIES

     Issuance of common stock for
      cash                          -              -          205,000
     Stock offering costs           -              -          (45,853)

          Net Cash Provided (Used)
           by Financing Activities $ -        $    -       $  159,147

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                  $ -         $    -      $      -

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                 -               -            -

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                     $  -         $    -     $      -

Cash Paid For:

  Interest                         $  -          $    -    $     -
  Income taxes                     $  -          $    -    $     -

NON-CASH FINANCING ACTIVITIES

  Common stock issued for services $  -          $162,870  $162,870
  Contributed capital for expenses $1,584        $  2,149  $ 85,757
  Common stock issued for
    subsidiary                     $  -          $    -    $115,415

                          COMPOSITE DESIGN, INC.
                      (A Development Stage Company)
                      Notes to Financial Statements
                            December 31, 1997

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

     b.  Provision for Taxes

At December 31, 1997, the Company had net operating loss carryforwards of approximately $168,000 that may be offset against future taxable income through 2012. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforward will expire unused. Accordingly, the potential tax benefits of the loss carryforward are offset by a valuation account of the same amount.

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