Form 10QSB
period 1998-03-31
COMPOSITE DESIGN INC
filed 1998-07-31
CIK 789747

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended March 31, 1998
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


                      COMPOSITE DESIGN, INC.
                  (A Development Stage Company)
                         Balance Sheets
                             ASSETS
                                            March 31,          December 31,
                                              1998                  1997
                                          (Unaudited)
CURRENT ASSETS

  Cash                                  $              -     $        -

     Total Current Assets                              -              -

     TOTAL ASSETS                       $              -     $        -

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                      $            695     $      695

       Total Current Liabilities                     695            695

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $0.001 par value,
  200,000,000 shares authorized,
  1,069,020 and 1,069,020 shares
  issued and outstanding, respectively             1,069          1,069
  Additional paid-in capital                     522,020        522,020
  Deficit accumulated during the
  development stage                             (523,784)      (523,784)

       Total Stockholders' Equity (Deficit)         (695)          (695)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY (DEFICIT)         $            -      $       -

                      COMPOSITE DESIGN, INC.
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)
                                                       From inception
                                        For the        on January 15,
                                  Three Months Ended    1986 Through
                                       March 31,          March 31,
                                   1998        1997         1998
REVENUE                            $      -     $      -   $     -

LOSS ON DISCONTINUED
 OPERATIONS                               -            -    (523,784)

NET LOSS                           $      -     $      -   $(523,784)

LOSS PER SHARE                     $   0.00     $   0.00

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING              1,069,020   1,069,020

                        COMPOSITE DESIGN, INC.
                    (A Development Stage Company)
             Statements of Stockholders' Equity (Deficit)
                             (Unaudited)
                                                                 Deficit
                                                               Accumulated
                                                   Additional   During the
                                    Common Stock    Paid-In    Development
                                 Shares     Amount  Capital       Stage
At inception, January 15, 1986           -   $    -  $    -     $    -

Common stock issued for cash
 at approximately $8.20 per share   25,000       25   204,975        -

Stock order offering costs               -        -   (45,853)       -

Common stock issued for
 purchasing subsidiary at
 approximately $5.77 per share      20,000       20   115,395        -

Recision of common stock by
 the SEC                            (8,102)      (8)        8        -

Contributed capital by shareholder       -        -    82,024        -

Net loss from inception January
 15, 1986 to December 31, 1994           -        -         -   (356,586)

Balance, December 31, 1994          36,898       37   356,549   (356,586)

Net loss for the year ended
 December 31, 1995                       -        -         -        -

Balance, December 31, 1995          36,898       37   356,549   (356,586)

Common stock issued for
 services at $1.00 per share       162,000      162   161,838        -

Contributed capital by
 shareholder                           -          -     2,149        -

Common stock issued for
 services at $0.001 per share      870,000      870         -        -


Stock split adjustment                 122        -         -        -

Net loss for the year ended
 December 31, 1996                       -        -         -   (165,019)

Balance, December 31, 1996       1,069,020    1,069   520,536   (521,605)

Contributed capital by
 shareholder                             -        -     1,484        -

Net loss for the year ended
 December 31, 1997                       -        -         -     (2,179)

Balance, December 31, 1997       1,069,020    1,069   522,020   (523,784)

Net loss for the three months
 ended March 31, 1998                    -        -         -        -

Balance, March 31, 1998        1,069,020    $ 1,069  $522,020  $(523,784)

                        COMPOSITE DESIGN, INC.
                    (A Development Stage Company)
                       Statements of Cash Flows
                             (Unaudited)
                                                         From inception
                                          For the        on January 15,
                                     Three Months Ended   1986 Through
                                         March 31,          March 31,
                                      1998        1997        1998
CASH FLOWS FROM
 OPERATING ACTIVITIES

  Income (loss) from operation      $        -   $       -  $ (523,784)
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
  Amortization and depreciation
   expense                                   -           -     102,719
  Contributed capital for expenses           -           -      87,112
  Stock issued for services                  -           -     162,870
  Increase in accounts payable               -           -        (760)

   Net Cash Provided (Used) by
   Operating Activities                      -           -    (171,843)

CASH FLOWS FROM INVESTING
 ACTIVITIES

  Proceeds from investment                   -           -      12,696

   Net Cash Provided (Used) by
   Investing Activities                      -           -      12,696

CASH FLOWS FROM
 FINANCING ACTIVITIES

  Issuance of common stock for cash          -           -     205,000
  Stock offering costs                       -           -     (45,853)

   Net Cash Provided (Used) by
   Financing Activities               $      -   $       -   $ 159,147

                        COMPOSITE DESIGN, INC.
                    (A Development Stage Company)
                 Statements of Cash Flows (Continued)
                             (Unaudited)
                                                          From inception
                                          For the         on January 15,
                                      Three Months Ended   1986 Through
                                         March 31,           March 31,
                                       1998        1997        1998
INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                  $      -     $     -  $     -

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD                       -           -        -

CASH AND CASH EQUIVALENTS
AT END OF PERIOD                      $      -     $     -  $     -

Cash Paid For:

  Interest                            $      -     $     -  $     -
  Income taxes                        $      -     $     -  $     -

NON-CASH FINANCING
ACTIVITIES

  Common stock issued for services    $      -     $     -  $ 162,820
  Contributed capital for expenses    $      -     $ 1,455  $  87,112
  Common stock issued for subsidiary  $      -     $     -  $ 115,415

                         COMPOSITE DESIGN, INC.
                     (A Development Stage Company)
                     Notes to Financial Statements
                  March 31, 1998 and December 31, 1997
                              (Unaudited)

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

           b. Provision for Taxes

           At March 31, 1998, the Company had net operating loss carryforwards of approximately $168,000 that may be offset against future taxable income through 2012. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforward will expire unused. Accordingly, the potential tax benefits of the loss carryforward are offset by a valuation account of the same amount.

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

     At March 31, 1998, the Company had no assets and $695 in liabilities. There were no revenues in the three months ended March 31, 1998 and 1997.

Liquidity
---------

     The Company had no assets, $695 in liabilities and no revenues for the three months ended March 31, 1998.

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

                                       COMPOSITE DESIGN, INC.



Date:                                  By:
                                       David C. Merrell
                                       President and Director



          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                        COMPOSITE DESIGN, INC.



Date:                                 By:
                                      David C. Merrell
                                      President and Director


Date:                                 By:
                                      Corie Merrell
                                      Secretary/Treasurer and Director