Form 10QSB
period 1998-06-30
COMPOSITE DESIGN INC
filed 1998-07-31
CIK 789747

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended June 30, 1998
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

     (1)   Yes  X    No            (2)   Yes  X    No
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

                   June 30, 1998 and December 31, 1997

                          COMPOSITE DESIGN, INC.
                       (A Development Stage Company)
                             Balance Sheets

                                 ASSETS
                                        June 30,     December 31,
                                        1998            1997
                                        (Unaudited)
CURRENT ASSETS

  Cash                                  $    -       $   -

     Total Current Assets                    -           -

     TOTAL ASSETS                       $    -       $   -

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                      $       796  $      695

       Total Current Liabilities                796         695

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $0.001 par value,
  200,000,000 shares authorized,
  1,069,020 and 1,069,020 shares
   issued and outstanding, respectively       1,069       1,069
  Additional paid-in capital                522,138     522,020
  Deficit accumulated during the
  development stage                        (524,003)   (523,784)

       Total Stockholders' Equity (Deficit)    (796)       (695)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY (DEFICIT)         $    -       $   -

                          COMPOSITE DESIGN, INC.
                       (A Development Stage Company)
                         Statements of Operations
                                (Unaudited)

                                                                 From
                                                               Inception
                                                               on January 15,
                For the Three Months      For the Six Months   1986 Through
                    Ended June 30,           Ended June 30,      June 30,
                  1998       1997          1998        1997        1998
REVENUE         $  -       $ -             $ -       $  -       $ -

LOSS ON
 DISCONTINUED
 OPERATIONS       (219)     (1,455)          (219)    (1,455)     (524,003)

NET LOSS     $    (219)    $(1,455)        $ (219)   $(1,455)   $ (524,003)

LOSS PER SHARE  $(0.00)    $ (0.00)        $(0.00)   $ (0.00)

WEIGHTED
 AVERAGE NUMBER
 OF SHARES
 OUTSTANDING   1,069,020   1,069,020      1,069,020  1,069,020

                           COMPOSITE DESIGN, INC.
                        (A Development Stage Company)
                Statements of Stockholders' Equity (Deficit)
                                 (Unaudited)
                                                                 Deficit
                                                               Accumulated
                                                   Additional   During the
                                    Common Stock    Paid-In    Development
                                 Shares     Amount  Capital       Stage
At inception, January 15, 1986           -   $    -  $    -     $    -

Common stock issued for cash
 at approximately $8.20 per share   25,000       25   204,975        -

Stock order offering costs               -        -   (45,853)       -

Common stock issued for
 purchasing subsidiary at
 approximately $5.77 per share      20,000       20   115,395        -

Recision of common stock by
 the SEC                            (8,102)      (8)        8        -

Contributed capital by shareholder       -        -    82,024        -

Net loss from inception January
 15, 1986 to December 31, 1994           -        -         -   (356,586)

Balance, December 31, 1994          36,898       37   356,549   (356,586)

Net loss for the year ended
 December 31, 1995                       -        -         -        -

Balance, December 31, 1995          36,898       37   356,549   (356,586)

Common stock issued for
 services at $1.00 per share       162,000      162   161,838        -

Contributed capital by
 shareholder                           -          -     2,149        -

Common stock issued for
 services at $0.001 per share      870,000      870         -        -


Stock split adjustment                 122        -         -        -

Net loss for the year ended
 December 31, 1996                       -        -         -   (165,019)

Balance, December 31, 1996       1,069,020    1,069   520,536   (521,605)

Contributed capital by
 shareholder                             -        -     1,484        -

Net loss for the year ended
 December 31, 1997                       -        -         -     (2,179)

Balance, December 31, 1997       1,069,020    1,069   522,020   (523,784)

Net loss for the three months
 ended March 31, 1998                    -        -         -        -

Balance, March 31, 1998          1,069,020    $ 1,069  $522,020  $(523,784)

Contributed capital by shareholder       -        -         118      -

Net loss for the six months
 ended June 30, 1998                     -        -         -         (219)

Balance, June 30, 1998           1,069,020  $   1,069  $522,138  $(524,003)

                           COMPOSITE DESIGN, INC.
                        (A Development Stage Company)
                          Statements of Cash Flows
                                                                 From
                                                              Inception on
                               For the            For the      January 15,
                         Three Months Ended  Six Months Ended 1986 Through
                               June 30,           June 30,       June 30,
                         1998          1997     1998     1997      1998
CASH FLOWS FROM
 OPERATING ACTIVITIES

  Income (loss) from
  operation             $    (219)  $(1,455)   $   (219)   $ (1,455)$(524,003)
  Adjustments to
  reconcile net
  income to net cash
  provided by operating
  activities:
  Amortization and
  depreciation expense        -         -           -           -    102,719
  Increase (decrease) in
   accounts payable           101       -           101         -       (659)
  Contributed capital for
   expenses                   118       -           118         -     87,230
  Stock issued for services   -       1,455         -         1,455  162,870

     Net Cash Provided (Used)
      by Operating Activities -         -           -           -   (171,843)

CASH FLOWS FROM
 INVESTING ACTIVITIES

  Proceeds from investment    -         -           -           -     12,696

     Net Cash Provided (Used)
      by Investing Activities -         -           -           -     12,696

CASH FLOWS FROM
 FINANCING ACTIVITIES

     Issuance of common
       stock for cash         -         -           -           -    205,000
    Stock offering costs      -         -           -           -    (45,853)

     Net Cash Provided (Used)
      by Financing Activities$-      $  -        $  -        $  -  $ 159,147

INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS   $-      $  -        $  -        $  -  $    -

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD       -         -           -           -       -

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD           $ -      $  -       $   -       $   -  $    -

Cash Paid For:

  Interest                  $ -      $  -       $   -       $   -  $   -
  Income taxes              $ -      $  -       $   -       $   -  $   -

NON-CASH FINANCING
 ACTIVITIES

  Common stock issued
  for services              $ -      $  1,455   $   -       $1,455 $162,870
  Contributed capital for
  expenses                  $118     $   -      $   118     $  -   $ 87,230
  Common stock issued for
    subsidiary              $ -      $   -      $   -       $  -   $115,415

                          COMPOSITE DESIGN, INC.
                       (A Development Stage Company)
                       Notes to Financial Statements
                    June 30, 1998 and December 31, 1997
                                (Unaudited)

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

       b. Provision for Taxes

       At June 30, 1998, the Company had net operating loss carryforwards of approximately $168,000 that may be offset against future taxable income through 2013. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforward will expire unused. Accordingly, the potential tax benefits of the loss carryforward are offset by a valuation account of the same amount.

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

NOTE 5 - STOCK TRANSACTIONS

       On February 27, 1996, the Company issued 162,000 shares of common stock for services rendered which was valued at $162,000. The Company effected a 1,000 for 1 reverse stock split on June 25, 1996 and issued 870,000 shares of post split common stock for services valued at $870. The reverse split has been applied retroactively to the financial statements.

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

     At June 30, 1998, the Company had no assets and $796 in liabilities. There were no revenues in the six months ended June 30, 1998 and 1997.

Liquidity
---------

     The Company had no assets, $796 in liabilities and no revenues for the three months ended June 30, 1998.

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

                                       COMPOSITE DESIGN, INC.



Date: 7/28/98                          By:/s/David C. Merrell
                                       David C. Merrell
                                       President and Director



          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                        COMPOSITE DESIGN, INC.



Date: 7/28/98                         By:/s/David C. Merrell
                                      David C. Merrell
                                      President and Director


Date: 7/28/98                         By:/s/Corie Merrell
                                      Corie Merrell
                                      Secretary/Treasurer and Director