Form 10QSB
period 1998-09-30
COMPOSITE DESIGN INC
filed 1998-10-15
CIK 789747

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended September 30, 1998
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

                                October 1, 1998

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

                      COMPOSITE DESIGN, INC.
                  (A Development Stage Company)
                          Balance Sheets
                              ASSETS
                                            September 30,     December 31,
                                                 1998             1997
                                               (Unaudited)
CURRENT ASSETS

  Cash                                  $              -      $        -

     Total Current Assets                              -               -

     TOTAL ASSETS                       $              -      $        -

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                      $          8,738      $      695

       Total Current Liabilities                   8,738             695

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $0.001 par value, 200,000,000
   shares authorized, 1,069,020 and 1,069,020
   shares issued and outstanding, respectively     1,069           1,069
  Additional paid-in capital                     522,424         522,020
  Deficit accumulated during the development
  stage                                         (532,231)       (523,784)

       Total Stockholders' Equity (Deficit)       (8,738)           (695)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY (DEFICIT)         $              -      $        -

                      COMPOSITE DESIGN, INC.
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)
                                                                    From
                                                                  Inception
                                                                on January 15,
                       For the Three Months For the Nine Months  1986 Through
                        Ended September 30, Ended September 30,  September 30,
                          1998       1997     1998       1997        1998
REVENUE                  $      -   $      -   $     -   $     -  $        -

LOSS ON
 DISCONTINUED
 OPERATIONS                (8,228)      (724)   (8,447)   (2,179)  (532,231)

NET LOSS                $  (8,228)  $   (724) $ (8,447) $ (2,179) $(532,231)

BASIC LOSS PER
 SHARE                   $  (0.00)  $  (0.00) $  (0.00) $  (0.00)

BASIC WEIGHTED
 AVERAGE NUMBER
 OF SHARES
 OUTSTANDING            1,069,020   1,069,020 1,069,020  1,069,020

                        COMPOSITE DESIGN, INC.
                    (A Development Stage Company)
             Statements of Stockholders' Equity (Deficit)
                                                                 Deficit
                                                               Accumulated
                                                   Additional   During the
                                    Common Stock    Paid-In    Development
                                 Shares     Amount  Capital       Stage
At inception, January 15, 1986           -   $    -  $    -     $    -

Common stock issued for cash
 at approximately $8.20 per share   25,000       25   204,975        -

Stock order offering costs               -        -   (45,853)       -

Common stock issued for
 purchasing subsidiary at
 approximately $5.77 per share      20,000       20   115,395        -

Recision of common stock by
 the SEC                            (8,102)      (8)        8        -

Contributed capital by shareholder       -        -    82,024        -

Net loss from inception January
 15, 1986 to December 31, 1994           -        -         -   (356,586)

Balance, December 31, 1994          36,898       37   356,549   (356,586)

Net loss for the year ended
 December 31, 1995                       -        -         -        -

Balance, December 31, 1995          36,898       37   356,549   (356,586)

Common stock issued for
 services at $1.00 per share       162,000      162   161,838        -

Contributed capital by
 shareholder                           -          -     2,149        -

Common stock issued for
 services at $0.001 per share      870,000      870         -        -


Stock split adjustment                 122        -         -        -

Net loss for the year ended
 December 31, 1996                       -        -         -   (165,019)

Balance, December 31, 1996       1,069,020    1,069   520,536   (521,605)

Contributed capital by
 shareholder                             -        -     1,484        -

Net loss for the year ended
 December 31, 1997                       -        -         -     (2,179)

Balance, December 31, 1997       1,069,020    1,069   522,020   (523,784)

Contributed capital by shareholder
 (unaudited)                             -        -       404        -

Net loss for the nine months
 ended September 30, 1998
 (unaudited)                             -        -         -     (8,447)

Balance, September 30, 1998
 (unaudited)                     1,069,020 $  1,069 $ 522,424  $(532,231)

                        COMPOSITE DESIGN, INC.
                    (A Development Stage Company)
                       Statements of Cash Flows
                            (Unaudited)
                                                                    From
                                                                  Inception
                                                                on January 15,
                       For the Three Months For the Nine Months  1986 Through
                        Ended September 30, Ended September 30,  September 30,
                          1998       1997     1998       1997        1998
CASH FLOWS FROM
 OPERATING ACTIVITIES

  Income (loss) from
  operation              $ (8,228)   $  (724) $ (8,447)  $ (2,179) $(532,231)
  Adjustments to
  reconcile net income
  to net cash provided
  by operating activities:
   Amortization and
   depreciation expense       -          -         -          -      102,719
   Increase (decrease) in
   accounts payable         7,941       (760)    8,043        695      7,282
   Contributed capital for
   expenses                   287      1,484       404      1,484     87,517
  Stock issued for services   -          -         -          -      162,870

    Net Cash Provided (Used)
    by Operating Activities   -          -         -          -     (171,843)

CASH FLOWS FROM
 INVESTING ACTIVITIES

  Proceeds from investment    -          -         -          -       12,696

    Net Cash Provided (Used)
    by Investing Activities   -          -         -          -       12,696

CASH FLOWS FROM
 FINANCING ACTIVITIES

     Issuance of common
       stock for cash         -          -         -          -      205,000
     Stock offering costs     -          -         -          -      (45,853)

    Net Cash Provided (Used)
    by Financing Activities   -          -         -          -      159,147

INCREASE (DECREASE) IN
 CASH AND CASH
 EQUIVALENTS               $  -       $  -     $   -      $   -   $     -

CASH AND CASH
 EQUIVALENTS AT
 BEGINNING OF PERIOD          -          -         -          -         -

CASH AND CASH
 EQUIVALENTS AT END
 OF PERIOD                 $  -       $  -     $   -      $   -   $     -

Cash Paid For:

  Interest                 $  -       $  -     $   -      $   -   $     -
  Income taxes             $  -       $  -     $   -      $   -   $     -

NON-CASH FINANCING
 ACTIVITIES

  Common stock issued
   for services            $  -       $  -     $   -      $   -   $ 162,870
  Contributed capital for
   expenses                $  286     $1,484   $   404    $ 1,484 $  87,516
  Common stock issued for
    subsidiary             $  -       $  -     $   -      $   -   $ 115,415

                      COMPOSITE DESIGN, INC.
                  (A Development Stage Company)
                  Notes to Financial Statements
             September 30, 1998 and December 31, 1997
                           (Unaudited)

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

       b. Provision for Taxes

       At September 30, 1998, the Company had net operating loss carryforwards of approximately $176,000 that may be offset against future taxable income through 2013. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforward will expire unused. Accordingly, the potential tax benefits of the loss carryforward are offset by a valuation account of the same amount.

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

     At September 30, 1998, the Company had no assets and $8,738 in liabilities. There were no revenues in the nine months ended September 30, 1998 and 1997.

Liquidity
---------

     The Company had no assets, $8,738 in liabilities and no revenues for the three months ended September 30, 1998.

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

                                       COMPOSITE DESIGN, INC.



Date: 10/14/98                         By:/s/David C. Merrell
                                       David C. Merrell
                                       President and Director



          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                        COMPOSITE DESIGN, INC.



Date: 10/14//98                       By:/s/David C. Merrell
                                      David C. Merrell
                                      President and Director


Date: 10/14/98                        By:/s/Corie Merrell
                                      Corie Merrell
                                      Secretary/Treasurer and Director