Form 10KSB
period 1998-12-31
COMPOSITE DESIGN INC
filed 1999-04-09
CIK 789747

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended December 31, 1998
                                -----------------

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

     (1)   Yes X    No             (2)   Yes  X     No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:   December 31, 1998 -
$0

For the Exhibit Index see Item 13 of this Report.

     State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     April 6, 1999 - $13,688.75. There are approximately 219,020 shares of common voting stock of the Registrant held by non-affiliates. The Registrant has valued these shares on the bid price per share on April 6, 1999.

           (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                  DURING THE PAST FIVE YEARS)

                         Not Applicable.

           (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                          April 6, 1999

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

                              PART I

Item 1.  Description of Business.
         -----------------------

Business Development.
--------------------

     Corporate Developments.
     ----------------------

         For information regarding Corporate developments prior to 1998, see the Registrant's 10-KSB Annual Report for the year ended December 31, 1997, which is incorporated herein by reference (the "1997 10-KSB"). See Part III,
Item 13.

          Other than maintaining and restoring its good standing status in the State of Nevada, and seeking prospective businesses or assets to acquire, the Company has had no material business operations for the year ended December 31, 1998.

     Sales of Unregistered Securities During the Past Five Years.
     -----------------------------------------------------------

     See this heading under Part I, Item 1, of the 1997 10-KSB.
     Business.
     --------

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

          Voting Control. Due to the ownership of a majority of the Company's outstanding common stock, Chiricahua Company, David C. Merrell and Corie Merrell have the ability to elect all of the Company's directors, who in turn elect all executive officers, without regard to the votes of other stockholders. Accordingly, these persons may be deemed to have absolute control of the Company. See the caption "Security Ownership of Certain Beneficial Owners and Management," Part III, Item 11.

          No Market for Common Stock; No Market for Shares. Although the Company intends to submit for listing of its common stock on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD"), there is currently no market for such shares; there can be no assurance that such a market will ever develop or be maintained. Any market price for shares of common stock of the Company is likely to be very volatile, and numerous factors beyond the control of the Company may have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's common stock in any market that may develop. See Part II, Item 5.

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

          Until recently there has never been any "established public market" for the Company's common stock. At this time the Company's stock is traded in the over-the-counter market on the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. (the "NASD") under the symbol "CDSG."

          There is presently one market makers for the Company's common stock. Since there is only one market maker in the Company's securities, there is a risk that the market maker will dominate the market and set prices that are not based on competitive forces.

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

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------

Market Information
------------------

         The Company's common stock is currently quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD") under the symbol "CDSG." No assurance can be given that a market for the Company's common stock will be maintained. However, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by members of management or others may have a substantial adverse impact on any such public market; and all of these persons have satisfied the "holding period" under Rule 144. See the heading "Sales of Unregistered Securities During the Past Five Years," of Part I, Item 1, of the 1997 10-KSB.

Holders
-------

          The number of record holders of the Company's common stock as of the calendar year ended December 31, 1997 was approximately 403 and as of the calendar year ended December 31, 1998 was 407; these numbers do not include an indeterminate number of stockholders whose shares are held by brokers in street name. As of April 6, 1999, there were approximately 407 stockholders.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

Plan of Operation
-----------------

          The Company has not engaged in any material operations in the period ending December 31, 1998 or since 1989. The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders.

          The Company's only foreseeable cash requirements during the next
12 months will relate to maintaining the Company in good standing in the State of Nevada. Management does not anticipate that the Company will have to raise additional funds during the next 12 months.

Results of Operations
---------------------

          The Company discontinued its active operations in 1989.   At
December 31, 1997, the Company had a loss of ($2,179) from discontinued operations for the year, and at December 31, 1998, the Company had a loss of ($11,647).

Liquidity
---------

          At December 31, 1998, the Company had no assets and had losses of ($11,647), compared to a loss as of December 31, 1997 of ($2,179). There were contributions to capital of $3,173 in 1998 and $1,484 in 1997, by a principal stockholder.

Year 2000
---------

         The Company presently has no material operations, and is presently seeking a suitable candidate for a merger or acquisition transaction. Due to its very limited activities and assets, management does not believe that the change of year to the year 2000 will have any material effect on its business, results of operations or financial condition.

         In seeking out a merger or acquisition target, the Company will take into account the ways in which the Year 2000 may materially affect the operations of any such target. However, until such an entity has been identified, management can not accurately predict how (if at all) the Year 2000 issue may affect the operations of the reorganized Company. At such time as the Company completes such a reorganization, it will timely disclose all material Year 2000 issues in the appropriate filing with the Securities and Exchange Commission.

Item 7.  Financial Statements.
-----------------------------

For the years ended December 31, 1998 and 1997

     Independent Auditors' Report

     Balance Sheets

     Statements of Operations

     Statements of Stockholders' Equity (Deficit)

     Statements of Cash Flows

     Notes to the Financial Statements

                         COMPOSITE DESIGN, INC.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS

                       December 31, 1998 and 1997

                      INDEPENDENT AUDITORS' REPORT


      To the Board of Directors
      Composite Design, Inc.
      (A Development Stage Company)
      Salt Lake City, Utah

      We have audited the accompanying balance sheet of Composite Design, Inc. (a development stage company) as of December 31, 1998 and the related statements of operations, stockholders equity (deficit) and cash flows for the years ended December 31, 1998 and 1997 and from inception on January 15, 1986 through December 31, 1998. These financial statements are the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Composite Design, Inc. (a development stage company) as of December 31, 1998 and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997 and from inception on January 15, 1986 through December 31, 1998 in conformity with generally accepted accounting principles.

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

/S/Jones, Jensen & Company
Jones, Jensen & Company
Salt Lake City, Utah
March 9, 1999

                          COMPOSITE DESIGN, INC.
                      (A Development Stage Company)
                              Balance Sheet
                                 ASSETS
                                                     December 31,
                                                     1998
CURRENT ASSETS

 Cash                                                $   -

  Total Current Assets                                   -

  TOTAL ASSETS                                       $   -


             LIABILITIES AND STOCKHOLDERS  EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                                    $    9,169

  Total Liabilities                                       9,169

STOCKHOLDERS  EQUITY

 Common stock, $0.001 par value, authorized
  200,000,000 shares; 1,069,020 shares
  issued and outstanding                                  1,069
 Additional paid-in capital                             525,193
 Deficit accumulated during the development stage      (535,431)

  Total Stockholders  Equity (Deficit)                   (9,169)

  TOTAL LIABILITIES AND STOCKHOLDERS
   EQUITY (DEFICIT)                                  $   -

                         COMPOSITE DESIGN, INC.
                      (A Development Stage Company)
                        Statements of Operations
                                                      From
                                                     Inception on
                                For the Years         January 15,
                                    Ended            1986 Through
                                 December 31,        December 31,
                             1998          1997          1998
REVENUE                     $   -        $   -       $   -

EXPENSES                        11,647        2,179     535,431

NET LOSS                    $  (11,647)  $   (2,179) $ (535,431)

BASIC LOSS PER SHARE        $    (0.01)  $    (0.00)

                          COMPOSITE DESIGN, INC.
                       (A Development Stage Company)
               Statements of Stockholders' Equity (Deficit)
       From Inception on January 15, 1986 Through December 31, 1998
                                                                 Deficit
                                                               Accumulated
                                                   Additional   During the
                                    Common Stock    Paid-In    Development
                                 Shares     Amount  Capital       Stage
At inception, January 15, 1986           -   $    -  $    -     $    -

Common stock issued for cash
 at approximately $8.20 per share   25,000       25   204,975        -

Stock order offering costs               -        -   (45,853)       -

Common stock issued for
 purchasing subsidiary at
 approximately $5.77 per share      20,000       20   115,395        -

Recision of common stock by
 the SEC                            (8,102)      (8)        8        -

Contributed capital by shareholder       -        -    82,024        -

Net loss from inception January
 15, 1986 to December 31, 1994           -        -         -   (356,586)

Balance, December 31, 1994          36,898       37   356,549   (356,586)

Net loss for the year ended
 December 31, 1995                       -        -         -        -

Balance, December 31, 1995          36,898       37   356,549   (356,586)

Common stock issued for
 services at $1.00 per share       162,000      162   161,838        -

Contributed capital by
 shareholder                           -          -     2,149        -

Common stock issued for
 services at $0.001 per share      870,000      870         -        -


Stock split adjustment                 122        -         -        -

Net loss for the year ended
 December 31, 1996                       -        -         -   (165,019)

Balance, December 31, 1996       1,069,020    1,069   520,536   (521,605)

Contributed capital by
 shareholder                             -        -     1,484        -

Net loss for the year ended
 December 31, 1997                       -        -         -     (2,179)

Balance, December 31, 1997       1,069,020    1,069   522,020   (523,784)

Contributed capital by shareholder
 (unaudited)                             -        -     3,173        -

Net loss for the year ended
 December 31, 1998                       -        -         -    (11,647)

Balance, December 31, 1998       1,069,020  $ 1,069  $525,193 $ (535,431)

                            COMPOSITE DESIGN, INC.
                        (A Development Stage Company)
                           Statements of Cash Flows
                                                      From
                                                     Inception on
                                For the Years         January 15,
                                    Ended            1986 Through
                                 December 31,        December 31,
                             1998          1997          1998
CASH FLOWS FROM
 OPERATING ACTIVITIES

 Loss from operations        $ (11,647)   $ (2,179)   $(535,431)
 Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
 Amortization and depreciation
 expense                           -           -        102,719
 Contributed capital for
 expenses                        3,173       1,584       88,930
 Stock issued for services         -           -        162,870
 Increase (decrease) in account
 payable                         8,474         595        9,069

   Net Cash Provided (Used) by
    Operating Activities           -           -       (171,843)

CASH FLOWS FROM INVESTING ACTIVITIES

 Proceeds from investment          -           -         12,696

   Net Cash Provided (Used) by
    Investing Activities           -           -         12,696

CASH FLOWS FROM FINANCING ACTIVITIES

 Issuance of common stock for cash -           -        205,000
 Stock offering costs              -           -        (45,853)

   Net Cash Provided (Used) by
    Financing Activities        $  -       $   -     $  159,147

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS               $  -       $   -     $      -

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD               -           -            -

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                  $  -       $   -     $      -

Cash Paid For:

  Interest                      $  -       $   -     $      -
  Income taxes                  $  -       $   -     $      -

NON-CASH FINANCING ACTIVITIES

  Common stock issued for
  services                      $  -       $   -     $  162,870
  Contributed capital for
  expenses                      $3,173     $ 1,584   $   88,930
  Common stock issued for
  subsidiary                    $  -       $   -     $  115,415

                           COMPOSITE DESIGN, INC.
                       (A Development Stage Company)
                       Notes to Financial Statements
                             December 31, 1998

NOTE 1 -  ORGANIZATION AND DESCRIPTION OF BUSINESS

        The Company was incorporated as SRS Technical, Inc. under the laws of the State of Nevada on January 15, 1986, to engage in the business activity. On May 29, 1987, the Company acquired a company named Composite Design Corporation (CDC). 20,000 shares of the Company s stock was given in exchange for the 100% of CDC s shares. CDC was suspended by both the Secretary of State of California and the Franchise Tax Board in 1988. On June 2, 1987, the Board of Directors resolved to change the corporate name from SRS Technical, Inc. to Composite Design, Inc. (CDI). At the current time, the Company does not have any active business operations.

        The Company has authorized 200,000,000 shares of $0.001 par value common stock. The Company has elected a calendar year end.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        a.  Accounting Method

        The Company's financial statements are prepared using the accrual method of accounting.

        b.  Provision for Taxes

        At December 31, 1998, the Company had net operating loss carryforwards of approximately $180,000 that may be offset against future taxable income through 2013. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforward will expire unused. Accordingly, the potential tax benefits of the loss carryforward are offset by a valuation account of the same amount.

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

        d.  Basic Loss Per Common Share

        Basic loss per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

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

NOTE 4 - STOCK TRANSACTIONS

        On February 27, 1996, the Company issued 162,000 shares of common stock for services rendered which was valued at $162,000. The Company effected a 1,000 for 1 reverse stock split on June 25, 1996 and issued 870,000 shares of post split common stock for services valued at $870. The reverse split has been applied retroactively to the financial statements.

NOTE 5 - CONTINGENCIES

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

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
-------------------------------------------------

Identification of Directors and Executive Officers
--------------------------------------------------

          The following table sets forth, in alphabetical order, the names and the nature of all positions and offices held by all directors and executive officers of the Company for the calendar years ending December 31, 1997 and 1998, and to the date hereof, and the period or periods during which each such director or executive officer served in his or her respective positions.
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

Cash Compensation
-----------------

          The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                        SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
          Annual Compensation             Awards     Payouts
  (a)           (b)      (c)    (d)   (e)     (f)          (g)    (h)    (i)

Name and     Years or              other                               all
principal    periods               Annual   restricted option/  LTIP   other
position     Ended       $     $   Compen-  Stock      SAR's   Payouts Compen-
                      Salary Bonus sation awards$    #       $         sation$
------------------------------------------------------------------------------
Corie Merrell 12/31/98   0     0     0         0           0      0       0
Sec/Tres      12/31/97   0     0     0         0           0      0       0
Director      12/31/96   0     0     0       50,000        0      0       0

David C.      12/31/98   0     0     0         0           0      0       0
Merrell       12/31/97   0     0     0         0           0      0       0
President     12/31/96   0     0     0      800,000*       0      0       0
Director

          *See the caption "Sales of Unregistered Securities During the Past Five Years," Part I, Item 1, of the 1997 10-KSB.

          No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ending December 31, 1996, 1997, or 1998, or the period ending on the date of this Report. Further, no member of the Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item. See the Summary Compensation Table of this Item.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
-----------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
-----------------------------------------------

          The following table sets forth the shareholdings of those persons who own more than five percent of the Company's common stock as of December 31, 1997 and 1998, and to the date hereof:

                                         Number and Percentage
                                      of Shares Beneficially Owned
                                         ----------------------------

Name and Address                          12/31/97      12/31/98 and Currently
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

Security Ownership of Management.
--------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of December 31, 1997 and 1998, and to the date hereof:

                                             Number and Percentage
                                       of Shares Beneficially Owned
                                          ----------------------------

Name and Address                          12/31/97      12/31/98 and currently
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

Item 12. Certain Relationships and Related Transactions.
-------------------------------------------------------

Transactions with Management and Others.
---------------------------------------

          Except as indicated below, or under the heading "Sales of Unregistered Securities During the Past Five Years," of Part I, Item 1, of the 1997 10-KSB, there were no material transactions, or series of similar transactions, during the Company's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to the Company to own of record or beneficially more than five percent of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

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

Item 13. Exhibits and Reports on Form 8-K.
-----------------------------------------

Reports on Form 8-K
-------------------

None.
                                                   Exhibit
Exhibits*                                          Number
Number                                             -------
------
           (i)   None.

Financial Data Schedule                           27

          (ii)                                Where Incorporated
                                                In This Report
Number                                        ------------------
------

10-KSB Annual Report for the year ended           Part I, Item 1
December 31, 1997                                 Part II, Item 5
                                          Part III, Item 10
     Articles of Incorporation of SRS             Part III, Item 12
     Technical, Inc. dated January 15, 1986

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

                                   COMPOSITE DESIGN INC.


Date: 4/8/99                       By/s/David C. Merrell
                                   David C. Merrell, President and Director


Date: 4/8/99                       By/s/Corie Merrell
                                   Corie Merrell, Secretary/Treasurer and
                                   Director


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                   COMPOSITE DESIGN INC.


Date: 4/8/99                       By/s/David C. Merrell
                                   David C. Merrell, President and Director


Date: 4/8/99                       By/s/Corie Merrell
                                   Corie Merrell, Secretary/Treasurer and
                                   Director