Form 10QSB
period 1999-03-31
COMPOSITE DESIGN INC
filed 1999-05-17
CIK 789747

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended March 31, 1999
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

                                March 31, 1999

                          Common - 1,069,020 shares

                    DOCUMENTS INCORPORATED BY REFERENCE

                              NONE.

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

                      COMPOSITE DESIGN, INC.
                  (A Development Stage Company)
                          Balance Sheets
                              ASSETS
                                                 March 31,     December 31,
                                                 1999             1998
                                               (Unaudited)
CURRENT ASSETS

  Cash                                  $              -      $        -

     Total Current Assets                              -               -

     TOTAL ASSETS                       $              -      $        -

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                      $         12,024      $    9,169

       Total Current Liabilities                  12,024           9,169

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $0.001 par value, 200,000,000
   shares authorized, 1,069,020 and 1,069,020
   shares issued and outstanding, respectively     1,069           1,069
  Additional paid-in capital                     525,989         525,193
  Deficit accumulated during the development
  stage                                         (539,082)       (535,431)

       Total Stockholders' Equity (Deficit)      (12,024)         (9,169)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY (DEFICIT)         $              -      $        -

                      COMPOSITE DESIGN, INC.
                  (A Development Stage Company)
                     Statements of Operations
                           (Unaudited)
                                                  From
                                               Inception
                                             on January 15,
                       For the Three Months   1986 Through
                        Ended March 31          March 31,
                          1999        1998        1999
REVENUE                  $      -   $      -   $     -

LOSS ON
 DISCONTINUED
 OPERATIONS                (3,651)         -     (539,082)

NET LOSS                $  (3,651)  $      -  $  (539,082)

BASIC LOSS PER
 SHARE                   $  (0.00)  $  (0.00)

BASIC WEIGHTED
 AVERAGE NUMBER
 OF SHARES
 OUTSTANDING            1,069,020   1,069,020

                        COMPOSITE DESIGN, INC.
                    (A Development Stage Company)
             Statements of Stockholders' Equity (Deficit)
                                                                 Deficit
                                                               Accumulated
                                                   Additional   During the
                                    Common Stock    Paid-In    Development
                                 Shares     Amount  Capital       Stage
At inception, January 15, 1986           -   $    -  $    -     $    -

Common stock issued for cash
 at approximately $8.20 per share   25,000       25   204,975        -

Stock order offering costs               -        -   (45,853)       -

Common stock issued for
 purchasing subsidiary at
 approximately $5.77 per share      20,000       20   115,395        -

Recision of common stock by
 the SEC                            (8,102)      (8)        8        -

Contributed capital by shareholder       -        -    82,024        -

Net loss from inception January
 15, 1986 to December 31, 1994           -        -         -   (356,586)

Balance, December 31, 1994          36,898       37   356,549   (356,586)

Net loss for the year ended
 December 31, 1995                       -        -         -        -

Balance, December 31, 1995          36,898       37   356,549   (356,586)

Common stock issued for
 services at $1.00 per share       162,000      162   161,838        -

Contributed capital by
 shareholder                           -          -     2,149        -

Common stock issued for
 services at $0.001 per share      870,000      870         -        -


Stock split adjustment                 122        -         -        -

Net loss for the year ended
 December 31, 1996                       -        -         -   (165,019)

Balance, December 31, 1996       1,069,020    1,069   520,536   (521,605)

Contributed capital by
 shareholder                             -        -     1,484        -

Net loss for the year ended
 December 31, 1997                       -        -         -     (2,179)

Balance, December 31, 1997       1,069,020    1,069   522,020   (523,784)

Contributed capital by shareholder       -        -     3,173        -

Net loss for the year ended
December 31, 1998                        -        -         -    (11,647)


Balance, December 31, 1998       1,069,020    1,069   525,193   (535,431)

Contributed capital by shareholder
 (unaudited)                             -        -       796        -

Net loss for the three months
 ended March 31, 1999
 (unaudited)                             -        -         -     (3,651)

Balance, March 31, 1999
 (unaudited)                     1,069,020 $  1,069 $ 525,989  $(539,082)

                        COMPOSITE DESIGN, INC.
                    (A Development Stage Company)
                       Statements of Cash Flows
                            (Unaudited)
                                                From
                                              Inception
                                            on January 15,
                       For the Three Months  1986 Through
                          Ended March 31,      March 31,
                          1999       1998        1999
CASH FLOWS FROM
 OPERATING ACTIVITIES

  Income (loss) from
  operation              $ (3,651)   $    - $(539,082)
  Adjustments to
  reconcile net income
  to net cash provided
  by operating activities:
   Amortization and
   depreciation expense       -          -    102,719
   Contributed capital for
   expenses                   796        -     89,726
   Stock issued for services  -          -    162,870
   Increase in accounts
   payable                  2,855        -     11,924
    Net Cash Provided (Used)
    by Operating Activities   -          -   (171,843)

CASH FLOWS FROM
 INVESTING ACTIVITIES

  Proceeds from investment    -          -     12,696

    Net Cash Provided (Used)
    by Investing Activities   -          -     12,696

CASH FLOWS FROM
 FINANCING ACTIVITIES

     Issuance of common
       stock for cash         -          -    205,000
     Stock offering costs     -          -    (45,853)

    Net Cash Provided (Used)
    by Financing Activities   -          -    159,147

INCREASE (DECREASE) IN
 CASH AND CASH
 EQUIVALENTS               $  -       $  -    $     -

CASH AND CASH
 EQUIVALENTS AT
 BEGINNING OF PERIOD          -          -          -

CASH AND CASH
 EQUIVALENTS AT END
 OF PERIOD                 $  -       $  -    $     -

Cash Paid For:

  Interest                 $  -       $  -    $     -
  Income taxes             $  -       $  -    $     -

NON-CASH FINANCING
 ACTIVITIES

  Common stock issued
   for services            $  -       $  -    $ 162,820
  Contributed capital for
   expenses                $  796     $  -    $  89,726
  Common stock issued for
    subsidiary             $  -       $  -    $ 115,415

                      COMPOSITE DESIGN, INC.
                  (A Development Stage Company)
                  Notes to Financial Statements
               March 31, 1999 and December 31, 1998
                           (Unaudited)

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

       b. Provision for Taxes

       At March 31, 1999, the Company had net operating loss carryforwards of approximately $168,000 that may be offset against future taxable income through 2014. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforward will expire unused. Accordingly, the potential tax benefits of the loss carryforward are offset by a valuation account of the same amount.

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

       e. Basic Loss Per Share

       Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

       f. Cash and Cash Equivalents

       For purposes of financial statement presentation, the Company considers all highly liquid investments with a maturity of three months or less, from the date of purchase to be cash equivalents.

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

     At March 31, 1999, the Company had no assets and $12,024 in liabilities. There were no revenues in the three months ended March 31, 1999 and 1998.

Liquidity
---------

     The Company respectively had no assets, $12,024 and $9,129 in liabilities and no revenues for the three months ended March 31, 1999 and 1998, with losses from discontinued operations of ($3,651)and ($0).

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

Item 6.   Exhibits and Reports on Form 8-K.


          (a)  Exhibits.

             None.

          (b)  Reports on Form 8-K.

             None.

                            SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       COMPOSITE DESIGN, INC.



Date: 5/17/99                          By:/s/David C. Merrell
                                       David C. Merrell
                                       President and Director



          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                      COMPOSITE DESIGN, INC.



Date: 5/17/99                         By:/s/David C. Merrell
                                      David C. Merrell
                                      President and Director


Date: 5/17/99                         By:/s/Corie Merrell
                                      Corie Merrell
                                      Secretary/Treasurer and Director