Form 10QSB
period 1999-06-30
CENTRAXX INC
filed 1999-08-17
CIK 789747

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: June 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from   ------    to  ---------------

     Commission File Number   33-3358-NY

                          CENTRAXX, INC.
                   -------------------------
         (Name of small business issuer in its charter)

              Nevada                            88-0224219
      ------------------------               ------------------
(State or other Jurisdiction of               (I.R.S. Employer
 incorporation or organization)              Identification No.)

              2700 Argentia Road, Suite #1000
            Mississauga, Ontario Canada L5N 5V4
    -----------------------------------------------------------
    (Address of principal executive offices)          (Zip Code)

             Issuer's telephone number (905) 826-9988

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    (1)   Yes [x] No [ ]              (2)   Yes [x]  No [ ]

               (ISSUERS INVOLVED IN BANKRUPTCY  PROCEEDINGS
                        DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes     No
                                                   ---    ---

                  (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of outstanding shares of each of the Issuer's classes of common equity, as of the latest practicable date:

                               June 30, 1999
                        common - 17,906,965 shares

Transitional Small Business Disclosure Format (Check One) : Yes [x] No [ ]


Item 1.   Financial Statements

     The consolidated financial statements of the Company required to be filed with this Form 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, these Consolidated Financial Statements faily present the financial condition of the Company.

CENTRAXX, INC.
BALANCE SHEET
AS AT JUNE 30, 1999
(in US$ and US GAAP)

                              June 30,   December 31,   June 30,
                               1999           1998        1998
                                  (unaudited)   (audited)   (unaudited)
ASSETS

Current

Cash                                               142        12,720
Prepaid Expenses                    6,922       20,109         8,563
                                    6,922       20,251        21,283

Capital assets (note 4)           242,205      263,362       358,121
Patent costs (note 1)              16,734       15,401        15,401
                                  258,939      278,764       373,522

                                  265,861      299,014       394,805

LIABILITIES

Current

Bank Overdraft                      6,802
Accounts payable and accrued
 costs                            511,581      325,226       417,704
                                  518,382      325,226       417,704

SHAREHOLDERS' EQUITY

Paid up share capital (note 5)  2,284,889    1,629,063       649,039
Deficit                        (2,537,410)  (1,655,275)     (671,937)
                                 (252,521)     (26,212)      (22,989)

                                  265,861      299,014       394,806

CENTRAXX, INC.
STATEMENT OF OPERATIONS AND DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 1999
(unaudited)
(in US$ and US GAAP)
                                                                 Cumulative
                                                                     from
                                                                  inception
                          6 months  6 months  3 months  3 months      to
                          June 30,  June 30,  June 30,  June 30,   June 30,
                           1999      1998       1999     1998        1999
Revenue                           0          0          0        0         0

General and Administrative
costs

Marketing                    67,328          0     42,280        0    183,811
Management fees              89,964     60,264     45,583   30,132    261,495
Professional fees            31,727      7,852        463    2,009    148,761
Rent                         49,651     58,255     25,077   26,617    199,823
Loss on write down of
investment in subsidiary          0     36,493          0        0     53,800
Salaries and other
administration              253,643     80,506    136,533   81,374    469,036
                            492,313    243,371    249,935  140,131  1,316,725

Research and product
development costs

Manpower                    273,130     31,787    140,608   23,913    722,706
Materials                    27,152     39,702      9,258   31,935    133,885
Expenses                     55,912     67,875     25,777   19,749    245,423
                            356,194    139,363    175,643   75,597  1,102,014

Loss for the period before
amortization                848,507    382,734    425,579  215,728  2,418,739

Amortization                 33,628     34,018     16,927   17,010    118,671

Loss for the period         882,135    416,752    442,506  232,738  2,537,410

Deficit, at the beginning
of the period             1,655,275    255,185  2,094,904  439,199          0

Deficit, at the end of
the period                2,537,410    671,937  2,537,410  671,937  2,537,410

Basic loss per share
(note 2d)                     $0.06      $0.03      $0.03     $0.02

# of weighted average
shares                   16,024,044  12,315,672 16,024,044  12,315,672

CENTRAXX, INC.
STATEMENT OF CASH FLOW
FOR THE SIX MONTHS ENDED JUNE 30, 1999
(unaudited)
(in US$ and US GAAP)
                                       6 months  6 months  3 months  3 months
                                       June 30,  June 30,  June 30,  June 30,
                                         1999     1998       1999      1998
Operating Activities

Loss for the period                 (882,135)  (416,752)  (442,506)  (232,738)
Add back non cash outlays:
  Amortization of capital assets      33,628     34,018     16,927     17,010
  Loss on write-down of investment
  in subsidiary                                  36,493
                                    (848,507)  (346,241)  (425,579)  (215,728)

Changes in working capital items:
  (Increase) Decrease in Prepaid
  Expenses                            13,186     (7,876)    23,454     (5,472)
  Increase (Decrease) in Accounts
  Payable                            186,354    371,471    177,869    247,869

    Cash Generated (Used) in
    Operating Activities            (648,966)    17,354   (224,256)    26,669

Financing Activities

Issuance of common shares (net)      655,826     51,834    229,057          0

    Cash Generated by Financing
    Activities                       655,826     51,834    229,057          0

Investing Activities

Capital assets (acquired) sold       (12,471)   (53,995)   (12,471)   (10,002)
Patent costs                          (1,333)    (3,774)    (1,333)    (3,774)

    Cash (Used) Provided by Investing
    Activities                       (13,804)   (57,769)   (13,804)   (13,776)

Increase (Decrease) in cash for the
period                                (6,944)    11,420     (9,002)    12,892

Cash (Overdraft) at the Beginning of
the year                                 142      1,300      2,200       (172)

Cash (Overdraft) at the end of the
period                                (6,802)    12,720     (6,802)    12,720

CENTRAXX, Inc.

Notes to the Financial Statements
For the six months ended June 30, 1999



Note 1         Organization and Description of Business


The Company, incorporated as SRS Technical Inc. under the laws of the State of Nevada on January 15, 1986, changed its name to Composite Design Inc. following its purchase of Composite Design Corporation on May 29, 1997. On May 18, 1999, the Company purchased all of the outstanding shares of Centraxx Corp. through an exchange of one of its shares for each share of Centraxx Corp. following which the Company changed its name on May 19, 1999 to Centraxx, Inc.

Centraxx Corp., incorporated under the laws of the Province of Ontario of Canada on August 8, 1997, is a wireless data communications company specializing in providing location technology solutions. The Company is developing a proprietary radio location two-way land-based system utilizing single-point tracking ("UNI-POINT TM" technology) which can be deployed to provide effective solutions for numerous safety, security and location information needs in multiple network and stand-alone applications.

Note 2         Significant Accounting Policies

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States. Significant accounting policies are outlined below:

a)    Basis of presentation

     On May 18, 1999, the Company, formerly Composite Design Inc. purchased all of the outstanding shares of Centraxx Corp. through an exchange of one of its shares for each share of Centraxx Corp. (the "Transaction"). As a result of the Transaction, the shareholders of Centraxx Corp. owned approximately 85% of the outstanding shares of the Company and, accordingly, the purchase of Centraxx Corp. by the Company is accounted for as a reverse takeover transaction under generally accepted accounting principles.

Under the principles of reverse takeover accounting, the consolidated financial statements of the Company, the legal parent, are presented as a continuation of the financial position and results from operations of Centraxx Corp., the legal subsidiary. Application of reverse takeover accounting results in the following:

          (i) The consolidated financial statements of the combined entity are issued under the name of the legal parent, Centraxx Inc, but are considered a continuation of the financial statements of the legal subsidiary, Centraxx Corp.;

          (ii) As Centraxx Corp. is deemed to be the acquirer for accounting purposes, its assets and liabilities are included in the consolidated financial statements at their historical carrying values;

          (iii)     Any comparative numbers are those of Centraxx Corp.; and,

          (iv) For purposes of the accounting for the Transaction, control of the net assets and operations of the Company is deemed to have been acquired by Centraxx Corp. effective April 30,1999. Accordingly, the net asset value of the Company in the amount of -$12,024 plus $ 52,000 of transaction costs has been applied to reduce the share capital of the Company immediately prior to the reverse takeover.


b)   Capital assets

     Capital assets are recorded at the lower of cost less accumulated amortization and net recoverable amount. All capital assets are amortized over 5 years on a straight-line basis.

c)   Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

d)   Basic Loss Per Common Share

     Basic loss per common share has been calculated based on the weighted average number of common stock outstanding during the period.

e)   Research and Product Development Costs

     Research and product development costs are expensed as they are incurred.

f)   Patent Costs

     Costs incurred for filing for patents are being capitalized and no amortization is taken until all steps necessary to establish the patent have been taken.

g)   Monetary Assets

     Monetary assets and liabilities denominated in currencies other than the US dollar are translated at the rate of exchange in effect at the end of the period. Expense items are translated at the rate of exchange in effect on the dates they occur. Exchange gains and losses are reflected in operations immediately.

h)   Accounting for Leases

     A lease that transfers substantially all the benefits and risks incident to ownership of property is treated as a capital lease, otherwise the lease is accounted for as an operating lease.

Note 3           Capital Assets

Capital assets comprise the following:

                               Cost   Accumulated   Net Book    Net Book
                                       Amortization    Value      Value
                                                     June 30,  December 31,
                                                      1999         1998

Research and Development     $310,672  $103,417     $207,255    $223,796
General Office                 33,133    11,424       21,709      24,866
Other                          17,684     6,614       11,070      12,755

                             $361,489  $121,455     $240,034    $261,416

Note 4    Commitments

The Company has the following commitments for equipment:

                    Operating Leases
1999                     44,442
2000                     88,883
2001                     73,011
2002                      8,133
2003                          0

Note 5     Share Capital

(a)  Authorized and Issued Share Capital

Authorized common shares       200,000,000
At par value of $0.001

Issued 1999                     17,906,965

The number of issued and outstanding shares of the Company prior to the Transaction (see note 2a) was 1,069,020, an amount which had not changed since December 31, 1996. This amount was increased, immediately preceding the closing of the Transaction, on the basis of 2.5-for-one to 2,672,550 shares. A further 15,234,415 shares were then issued as part of the Transaction, on a post-split basis, in exchange for all of the outstanding securities of Centraxx Corp., resulting in an aggregate of 17,906,965 outstanding shares of the Company.

(b)  Stock Option Plan

The Company has provided a means for Directors and employees to be granted Options to purchase common shares of the Company or to receive a cash amount that is equivalent of the opportunity to exercise an Option. The Stock Option Plan provides that a maximum of 20% of the Company's issued common shares can be granted unless approved by the shareholders of the Company. Options may be exercised over a period not to exceed 5 years from the date they are granted. The price at which each Option can be exercised can not be less than the market price of the common share at the time the Options are granted. As at June 30, 1999, the total number of Options which were granted at an exercise price of $0.70 totaled 1,365,000 of which 546,747 were vested.

Note 6   Income Taxes

For tax purposes, the Company has loss carry forwards of approximately $2.7 million available to reduce future taxable income in Canada subject to qualified investment tax credits. If not utilized, these losses will expire in the year 2004, 2005 and 2006. In addition, amortization for tax purposes in the approximate amount of $110,000 may be filed with the tax authorities. The potential future tax benefits which may result from the application of these loss carry forwards have not been recorded in these financial statements.

Note 7   Subsequent Event

The Company entered into a $2,000,000 funding arrangement with Frankopan and Co. Inc., on August 10, 1999, to be advanced in the minimum monthly amounts as follows:

          August 15, 1999          $100,000
          September 15, 1999       $150,000
          October 15, 1999         $200,000
          November 15, 1999        $200,000
          December 15, 1999        $200,000
          January 15, 2000         $200,000
          February 15, 2000        $350,000
          March 31, 2000           $600,000
                                 $2,000,000

Advances are in the form of an 8% debenture on the assets of the Company together with a guarantee by the Company's subsidiary. The debenture provides for a deferment of interest for 2 years, thereafter to be paid quarterly, and a conversion to stock privilege at any time at the rate of $2.00 per share.

Note 8    Risks and Uncertainties

As a development stage company the business of Centraxx Inc., entails risks and uncertainties that affect its outlook and eventual results of its business and commercialization plan. The primary risks relate to meeting its product development and commercialization milestones which require that the Company's products exhibit the cost, durability and performance required in a commercial product. There is also a risk that market acceptance might take longer to develop than anticipated. The Company's business plan recognizes and, to the extent possible, attempts to manage these risks by pursuing diverse end markets for "UNI-POINT TM" technology. Within these markets the Company's commercialization plan is focused on products that it believes have a competitive advantage. Further, the plan for product and market development is to work closely with potential strategic partners and key customers who together have the capability and understanding of their specific markets to develop products that incorporate Centraxx's UNI-POINT TM technology to meet consumer requirements.

Item 2.   Management's Discussion and Analysis or Plan or Operation.

Plan of Operation
-----------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This is the first report to stockholders following the acquisition (the "Transaction") on May 18, 1999 by the Company of all of the outstanding and issued shares of Centraxx Corp., a corporation organized under the laws of the Province of Ontario, Canada. Following the Transaction, Centraxx Corp. became a wholly owned subsidiary of the Company. As stated in note 2(a) to the financial statements, for accounting purposes, Centraxx Corp. is deemed to be the acquirer under a reverse takeover transaction; accordingly, all figures including comparatives are those of the legal subsidiary.

Because of the Company's focus on research and development of its UNI-POINT technology, which technology is still under development, the Company has not yet generated any revenues.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 compared to June 30, 1998.

The Company generated a gross loss of ($442,506) during the second quarter compared to the corresponding 1998 second quarter loss of ($232,738). The Company's general and administrative costs increased $110,000 primarily as a result of increased sales, marketing and administrative personnel and related infrastructure costs.

The Company's research and product development costs increased $100,000 during the second quarter compared to the corresponding prior year period primarily as a result of increased manpower expenditures in order to assist in the development of its technology.

Amortization incurred was not materially changed between the respective 3-month periods.


Six Months Ended June 30, 1999 compared to June 30, 1998.

The cumulative current 6 months gross loss was ($882,135) compared to ($416,752) for the corresponding 1998 period. The Company's general and administrative costs increased $249,000 primarily as a result of increased sales, marketing and administrative personnel and related infrastructure costs.

The Company's research and product development costs increased $217,000 during the six-month period ended June 30, 1999 as compared to the prior years period. The primary reasons are the increase in manpower expenditures of $241,000 as the Company hired a significant number of additional personnel to assist in the development of its technology together with a decrease in materials and expenses directly related to the technology development during this period.

Amortization incurred was not materially changed between the respective 6-month periods.


LIQUIDITY AND CAPITAL RESOURCES

The Company entered into a financing arrangement on August 10, 1999 with Frankopan & Co. Inc., a corporation subject to significant influence by one of the Company's directors, to facilitate ongoing monthly funding to a total amount of $2 million. A schedule of the monthly advances is included in note 7 of the financial statements. The amount advanced is in the form of a convertible 8% debenture. The Company's obligations under the debenture have been guaranteed by Centraxx Corp. Pursuant to the terms of the debenture, interest is to be deferred for 2 years. The principal amount of the debenture and all accrued interest is convertible in whole or in part at any time and from time to time into shares of the Company's common stock at a conversion price, subject to adjustment, of $2.00 per share. The Company expects to utilize the funds received from such financing for the continuation of the development of its UNI-POINT TM technology and for general operating purposes.

The Company anticipates that it will require further financing to effectuate its business plan and to continue its operations for the next twelve months. During the balance of the current fiscal year, the Company expects that its operating capital requirements will be $3.3 million. The Company has engaged Ernst and Young Corporate Finance Inc. to assist it with a private equity placement of up to $10,000,000. The planned use from such offering will be for the implementation of the Company's UNI-POINT TM technology in the corporate markets of Southern Ontario, Canada and Southern California as well as for the Company's operating capital requirements. Thereafter, the Company expects that it will need to seek additional capital through one or more public or private offerings of debt or equity. There can be no assurance that the Company will be successful in obtaining any such funds on terms acceptable to it, if at all.

The Company is in the process of searching for a President who it expects will be hired in the last quarter of the current fiscal year. In the interim, overall management of the Company is being provided by Mr. Michael Ivezic,
the Managing Director of Frankopan & Co., Inc.   Significant increases in the
number of employees, primarily in manufacturing and distribution, are anticipated by Q1/ 2000 when the Company's products are expected to be ready for market launch and the Southern Ontario network is expected to be established.

RISKS AND UNCERTANTIES

As of the date of this Quarterly Report, the Company anticipates that its technology will not be available for sale or distribution for at least the next two quarters. There can be no assurance that the Company will be able to complete the development of its technology as of that time, or at any time, or that the Company will be able to sell or distribute its UNI-POINT TM technology to generate profitable operations at that time or in the foreseeable future. There can be no assurance that the technology will be successfully released to the market or that the Company will profit therefrom.

Year 2000
---------

     The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failures which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties. will be fully resolved.


         PART II.     OTHER INFORMATION

Item 1.   Legal Proceedings.

     None, not applicable.

Item 2.   Changes in Securities.

     None, not applicable.

Item 3.   Defaults Upon Senior Securities.

     None, not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Company's security holders during the three month period ended June 30, 1999.

Item 5.   Other Information.

     None, not applicable.

Item 6.   Exhibits and Other Reports on Form 8-K.

     (a)       Exhibits.

      10.1 Letter of Intent regarding Debenture

      10.2 Debenture

     27   Financial Data Schedule

     (b)       Reports on Form 8-K.

          During the quarter ended June 30, 1999, the Company filed an 8-K Current Report dated May 18, 1999, reflecting the Share Exchange Agreement with Centraxx Corp.


                           SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CENTRAXX, INC.


Date: 8/16/99                        /s/Michael Ivezic
     --------------                  -----------------------------
                                     Michael Ivezic, President and
                                     Director


     Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                               CENTRAXX, INC.


Date: 8/16/99                        /s/Michael Ivezic
     --------------                  -----------------------------
                                     Michael Ivezic, President and
                                     Director

Date: 8/16/99                        /s/Stewart Somers
     ---------------                 -----------------------------
                                     Stewart Somers
                                     Chief Financial Officer