Form 10QSB
period 1999-09-30
CENTRAXX INC
filed 1999-11-22
CIK 789747

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: SEPTEMBER 30, 1999

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

                           September 30, 1999
                        common - 17,907,081 shares

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

                          CENTRAXX, INC
                          BALANCE SHEET
                     AS AT SEPTEMBER 30, 1999

ASSETS
                                      30-Sep-99    31-Dec-98    30-Sep-98
                                     (unaudited)   (audited)   (unaudited)
Current

Cash                                          0         142          24,606
Prepaid expenses                          4,949      20,109           5,455

                                          4,949      20,251          30,061

Capital assets (note 3)                 224,028     263,362         271,753
Patent costs (note 1)                    16,734      15,401          15,401

                                        240,762     278,764         287,154

                                        245,711     299,014         317,215


LIABILITIES

Current

Bank overdraft                              326           0               0
Accounts payable and accrued costs      721,045     325,226         241,162

                                        721,371     325,226         241,162


Long Term

Convertible Debenture (note 5)          251,482           0               0

                                        972,853     325,226         241,162

SHAREHOLDERS' EQUITY

Paid up Share Capital (note 6)        2,284,889   1,629,063       1,286,542
Deficit                              -3,012,032  -1,655,275      -1,210,490

                                       -727,143     -26,212          76,052

                                        245,711     299,014         317,215



                          CENTRAXX, INC
               STATEMENT OF OPERATIONS AND DEFICIT
            FOR THE 9 MONTHS ENDED SEPTEMBER 30, 1999
                                                               Cumulative
                                                                 from
                 9 months   9 months    3 month    3 months     inception to
                 30-Sep-99   30-Sep-98   30-Sep-99  30-Sep-98  30-Sep-99
               (unaudited)  (unaudited) (unaudited)(unaudited) (unaudited)

Revenue              0             0          0          0            0

Expenses

Marketing          88,488        80,794     21,160     80,794      204,971
Management fees   135,527        90,396     45,563     30,132      307,058
Professional
 fees              39,471        37,673      7,744     29,821      156,505
Rent                    0             0          0          0            0
Salaries and
 other adminis-
 tration          420,759        84,051    167,115      3,545      636,152
Loss on write-
 down of invest-
 ment in subsi-
 diary                  0        53,800          0     17,306       53,800
Total general and
 administrative
 costs            684,244       346,714    241,582    161,598    1,358,484


Research and
 product develop-
 ment costs             0             0          0          0             0

Loss for the
 period before
 amortization    -684,244      -346,714   -241,582   -161,598    -1,358,484

Amortization       51,804        51,026     18,176     17,007       136,847

Loss for the
  period         -736,048      -397,739   -259,758   -178,605    -1,495,331

Deficit, at the
 beginning of
 the period    -1,655,275      -255,185 -2,537,410   -671,937             0

Deficit, at the
 end of the
 period        -2,391,322      -652,924 -2,797,167   -850,542    -1,495,331


Basic loss per
 share
 (note 2d)         ($0.08)       ($0.08)    ($0.03)    ($0.04)

# of weighted
 average
 shares        16,775,408    12,707,333 16,775,408 12,707,333



                          CENTRAXX, INC
                      STATEMENT OF CASH FLOW
            FOR THE 9 MONTHS ENDED SEPTEMBER 30, 1999

                             9 months     9 months     3 months    3 months
                             30-Sep-99    30-Sep-98    30-Sep-99   30-Sep-98
                            (unaudited)  (unaudited)  (unaudited) (unaudited)
Operating Activities

Loss for the period           -1,356,757    -955,305     -474,622    -538,553
Add back non cash outlays:
Amortization of
 capital assets                   51,804      51,026       18,176      17,007
Loss on write-down
 of investment in subsidiary           0      53,800            0      17,306

                              -1,304,954    -850,480     -456,446    -504,239

Changes in working
 capital items:
(Increase) Decrease
 in Prepaid Expenses              15,160      -4,768        1,973       3,108
Increase (Decrease)
 in Accounts payable             395,821     194,932      209,466    -176,539

Cash Generated (Used)
 in Operating Activities        -893,973    -660,316     -245,007    -677,670

Financing Activities

Advances to subsidiary                 0     -17,306            0     -17,306
Issuance of Convertible
 Debenture                       251,482           0      251,482           0
Issuance of common shares(net)   655,826     689,338            0     637,502

Cash Generated by
 Financing Activities            907,308     672,031      251,482     620,196

Investing Activities

Capital assets (acquired) sold   -12,471      15,365            0      69,360

Patent costs                      -1,333      -3,774            0           0

Cash (Used) Provided
 by Investing Activities         -13,804      11,591            0      69,360

Increase (Decrease) in Cash
 for the Period                     -469      23,306        6,476      11,886

Cash (Overdraft) at the
 Beginning of the Period             142       1,300       -6,802      12,720

Cash (Overdraft) at the
 End of the Period                  -326      24,606         -326      24,606


                          CENTRAXX, INC.

                NOTES TO THE FINANCIAL STATEMENTS
            FOR THE 9 MONTHS ENDED SEPTEMBER 30, 1999

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

Centraxx Corp., incorporated under the laws of the Province of Ontario of Canada on August 8, 1997, is a wireless data communications company specializing in providing location technology solutions. The Company is developing a proprietary radio location two-way land-based system utilizing single-point tracking ("UNI-POINT(tm) "technology) which can be deployed to provide effective solutions for numerous safety, security and location information needs in multiple network and stand-alone applications.

Note 2    Significant Accounting Policies

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States. Significant accounting policies are outlined below:

             a)         BASIS OF PRESENTATION

               On May 18, 1999, the Company, formerly Composite Design Inc., purchased all of the outstanding shares of Centraxx Corp. through an exchange of one of its shares for each share of Centraxx Corp. (the "Transaction"). As a result of the Transaction, the shareholders of Centraxx Corp. owned approximately 85% of the outstanding shares of the Company and, accordingly, the purchase of Centraxx Corp. by the Company is accounted for as a reverse takeover transaction under generally accepted accounting principles.

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


               (iii)     Any comparative numbers are those of Centraxx Corp.;
                         and;


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

Note 3     Capital Assets

Capital assets comprise the following:

                             Cost    Accumulated      Net Book      Net Book
                                    Amortization       Value         Value
                                                   September 30,  December 31,
                                                       1999          1998
Research and Development    $310,821   $117,271      $193,550       225,446
General Office                33,150     12,950        20,200        25,049
Other                         17,695     67,417        10,278        12,867

                            $361,666   $197,638      $224,028      $263,362

Note 4    Commitments

The Company has the following commitments for equipment:


                              Operating Leases
               1999                44,442
               2000                88,883
               2001                73,011
               2002                 8,133
               2003                     0

Note 5     Convertible Debenture

The Company entered into a $2,000,000 funding arrangement on August 10, 1999, to be advanced in the minimum monthly amounts as follows:

               August 15, 1999          $100,000
               September 15, 1999       $150,000
               October 15, 1999         $200,000
               November 15, 1999        $200,000
               December 15, 1999        $200,000
               January 15, 2000         $200,000
               February 15, 2000        $350,000
               March 31, 2000           $600,000

                                      $2,000,000

Advances are in the form of an 8% debenture on the assets of the Company together with a guarantee by the Company's subsidiary. The debenture provides for a deferment of interest for 2 years, thereafter to be paid quarterly, and a conversion to stock privilege at any time at the rate of $2.00 per share.

As at September 30, 1999, interest of $1,492 has been accrued on advances received of $250,000.

Note 6      Share Capital

          (a)  AUTHORIZED AND ISSUED SHARE CAPITAL

          Authorized common shares
          At par value of $.001              200,000,000

          Issued 1999                         17,907,081

            (b)   CAPITALIZATION AND STOCK DATA, INCLUDING CAPITAL CHANGES.

                                                                   Deficit
                                                                  Accumulated
                                                  Additional       During the
                                                   Paid Up        Development
                             Shares      Amount    Capital           Stage
At inception,
 January 15, 1986             25,000        25                        -

Common stock issued for
 cash at approximately
 $8.20 per share                                   204,975
Stock order offering costs        -         -      (45,853)           -
Common stock issued for
 purchasing subsidiary
 at approximately $5.77
 per share                    20,000        20     115,395            -
Recision of common stock
 by SEC                       (8,102)       (8)          8            -
Contributed capital
 by shareholder                   -         -       82,024            -
Loss from inception
 January 15, 1986 to
 December 31, 1994                -         -                      (356,586)

Balance December 31, 1994     36,898        37     356,549         (356,586)

Loss for the year ended
 December 31, 1995                -         -           -             -
Balance, December 31, 1995    36,898        37     356,549         (356,586)

Common Stock issued for
 services at $1.00 per share 162,000       162     161,838            -
Contributed capital by
 shareholder                      -         -        2,149            -
Common stock issued for
 services at $0.001
 per share                  870,000        870          -             -
Stock split adjustment          122         -           -             -
Loss for the year ended
 December 31,1996                 -         -           -           (165,019)
Balance, December 31,
 1996                     1,069,020      1,069     520,536          (521,605)

Contributed capital
 by shareholder                   -         -        1,484            -
Loss for the year ended
 December 31, 1997                -         -           -             (2,179)
Balance, December 31,
 1997                     1,069,020      1,069     522,020          (523,784)

Contributed capital
 by shareholder                   -         -        3,173            -
Loss for the year ended
 December 31, 1998                -         -           -            (11,647)
Balance, December 31,
 1998                     1,069,020     1,069      525,193          (535,431)

Contributed capital
 by shareholder                   -         -          796            -
Loss for the three months
 ended March 31, 1999             -         -           -             (3,651)

Balance, March 31, 1999   1,069,020     1,069      525,989          (539,082)

Stock split adjustment    1,603,530     1,604           -             -
Balance, May 18, 1999-
 Composite Design Inc.    2,672,550     2,673       525,989         (539,082)

Purchase of Centraxx
 Corp.                   15,234,415    15,234     1,792,993       (1,655,275)
Stock offering costs                                (52,000)

Cancellation of Deficit
 of Composite Design
 under reverse takeover
 accounting                                                          539,082
Loss for the six months
 ended June 30, 1999                                                (882,135)

Balance, June 30, 1999    17,906,965   17,907     2,266,982       (2,537,410)
Fractional shares
 rounded up                      116
Loss for the 3 months
 ended September 30, 1999                                           (474,622)
Balance, September 30,
 1999                     17,907,081    17,907    2,266,982       (3,012,032)

     (c)  STOCK OPTION PLAN

          The Company has provided a means for Directors and employees to be granted Options to purchase common shares of the Company or to receive a cash amount that is equivalent of the opportunity to exercise an Option. The Stock Option Plan provides that a maximum of 20% of the Company's issued common shares can be granted unless approved by the shareholders of the Company. Options may be exercised over a period not to exceed 5 years from the date they are granted. The price at which each Option can be exercised can not be less than the market price of the common share at the time the Options are granted. As at September 30, 1999, 1,290,000 Options of which 612,151 were vested have been granted at an exercise price of $0.70 and 90,000 Options of which 4,055 were vested have been granted at an exercise price of $2.00. Options vest quarterly.

Note 7      Income Taxes

For tax purposes, the Company has loss carry forwards of approximately $2.8 million available to reduce future taxable income in Canada subject to qualified investment tax credits. If not utilized, these losses will expire in the year 2004, 2005 and 2006. In addition, amortization for tax purposes in the approximate amount of $138,000 may be filed with the tax authorities. The potential future tax benefits which may result from the application of these loss carry forwards have not been recorded in these financial statements.

Note 8       Risks and Uncertainties

As a development stage company the business of Centraxx Inc., entails risks and uncertainties that affect its outlook and eventual results of its business and commercialization plan. The primary risks relate to meeting its product development and commercialization milestones which require that the Company's products exhibit the cost, durability and performance required in a commercial product. There is also a risk that market acceptance might take longer to develop than anticipated. The Company's business plan recognizes and, to the extent possible, attempts to manage these risks by pursuing diverse end markets for UNI-POINT(tm) technology. Within these markets the Company's commercialization plan is focused on products that it believes have a competitive advantage. Further, the plan for product and market development is to work closely with potential strategic partners and key customers who together have the capability and understanding of their specific markets to develop products that incorporate Centraxx's UNI-POINT(tm) technology to meet consumer requirements.

Item 2.   Management's Discussion and Analysis or Plan or Operation.

Plan of Operation
-----------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     This is the second report to stockholders following the acquisition on May 18, 1999, of all of the outstanding and issued shares of Centraxx Corp., a corporation organized under the laws of the Province of Ontario, Canada. For accounting purposes, Centraxx Corp., which became a wholly owned subsidiary of the Company, is deemed to be the acquirer under a reverse takeover transaction; accordingly, all figures including comparatives are those of the legal subsidiary.

     Because of the Company's focus on research and development of its UNI-POINT technology, which technology is still under development, the Company has not yet generated any revenues.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 compared to September 30, 1998.

     The Company generated a gross loss of ($474,622) during the third quarter compared to the corresponding 1998 third quarter loss of ($538,553). The Company's general and administrative costs increased $164,000 primarily as a result of increased sales, marketing and administrative personnel, hired in September 1998, together with related infrastructure costs. Marketing expenditures were lower in the current quarter compared to the previous year as a result of the initial ramp up of activities, including trade shows, in 1998.

      The Company's research and product development costs during the third quarter were lower by $147,000 compared to the corresponding prior year period primarily as a result of a decreased use of materials and related infrastructure costs.

Amortization incurred was not materially changed between the respective 3-month periods.

Nine Months Ended September 30, 1999 compared to September 30, 1998.

      The current nine months gross loss was ($1,356,757) compared to ($955,305) for the corresponding 1998 period. The Company's general and administrative costs increased $336,000 primarily as a result of increased sales, marketing and administrative personnel, hired in September 1998, together with related infrastructure costs.

      The Company's research and product development costs increased $69,000 during the current nine month period ended September 30, 1999, as compared to the prior years period. The primary reasons are the increase in manpower expenditures of $137,000 as the Company hired a significant number of additional personnel to assist in the development of its technology offset by a decrease in materials and expenses directly related to the technology development during this period. The Company's commitment to UNI-POINT (tm) technology is reflected by its total cumulative investment in research and product development since inception in the amount of $1,437,000, representing 50% of the Company's operating cash activities.

Amortization incurred was not materially changed between the respective 6-month periods.

LIQUIDITY AND CAPITAL RESOURCES

     During the third quarter, the Company entered into a financing arrangement with Frankopan & Co. Inc., a corporation subject to significant influence by one of the Company's directors, to facilitate ongoing monthly funding to a total amount of $2 million. A schedule of the monthly amounts, advanced in the form of a convertible 8% debenture, is included in note 5 of the financial statements. Centraxx Corp has guaranteed the Company's obligations under this debenture. Pursuant to the terms of the debenture, interest is to be deferred for 2 years. The principal amount of the debenture and all accrued interest is convertible in whole or in part at any time and from time to time into shares of the Company's common stock at a conversion price, subject to adjustment, of $2.00 per share. The Company expects to utilize the funds received from such financing for the continuation of the development of its UNI-POINT(tm) technology and for general operating purposes. To September 30, 1999, the amount of the advances and accrued interest amounted to $251,482.

     The Company anticipates that it will require further financing to effectuate its business plan and to continue its operations for the next twelve months. During the balance of the current fiscal year, the Company expects that its operating capital requirements will be $1 million. The Company has engaged Ernst and Young Corporate Finance Inc. to assist it with a private equity placement of up to $10,000,000. The planned use from such offering will be for the implementation of the Company's UNI-POINT(tm) technology in the corporate markets of Southern Ontario, Canada and Southern California as well as for the Company's operating capital requirements. Thereafter, the Company expects that it will need to seek additional capital through one or more public or private offerings of debt or equity. There can be no assurance that the Company will be successful in obtaining any such funds on terms acceptable to it, if at all.

     The Company is in the process of searching for a President who it expects will be hired in the last quarter of the current fiscal year. In the interim, overall management of the Company is being provided by Mr. Michael Ivezic, the Managing Director of Frankopan & Co., Inc. Significant increases in the number of employees, primarily in manufacturing and distribution, are anticipated during Q2/ 2000 when the Company's products are expected to be ready for market launch and the Southern Ontario network is expected to be established.

RISKS AND UNCERTAINTIES

     As of the date of this Quarterly Report, the Company anticipates that its technology will not be available for sale or distribution for at least the next two quarters. There can be no assurance that the Company will be able to complete the development of its technology as of that time, or at any time, or that the Company will be able to sell or distribute its UNI-POINT(tm) technology to generate profitable operations at that time or in the foreseeable future. There can be no assurance that the technology will be successfully released to the market or that the Company will profit therefrom.

Year 2000
---------

     The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failures which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

                    PART II.     OTHER INFORMATION

Item 1.   Legal Proceedings.

     None, not applicable.

Item 2.   Changes in Securities.

     None, not applicable.

Item 3.   Defaults Upon Senior Securities.

     None, not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

     None, not applicable.

Item 5.   Other Information.

     None, not applicable.

Item 6.   Exhibits and Other Reports on Form 8-K.

     (a)       Exhibits.



     27   Financial Data Schedule

     (b)       Reports on Form 8-K.

      None, not applicable.


                           SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CENTRAXX, INC.


Date: 11/22/99                 /s/ Tony Monga
     --------------                  -----------------------------
                                     Tony Monga, Director


     Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                     CENTRAXX, INC.


Date: 11/22/99                 /s/ Tony Monga
     --------------                  -----------------------------
                               Tony Monga, Director