Form 10QSB/A
period 1999-09-30
CENTRAXX INC
filed 2000-01-05
CIK 789747

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB-A1

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



                          CENTRAXX, INC
               STATEMENT OF OPERATIONS AND DEFICIT
            FOR THE 9 MONTHS ENDED SEPTEMBER 30, 1999
                                                               Cumulative
                                                                 from
                 9 months   9 months    3 month    3 months     inception to
                 30-Sep-99   30-Sep-98   30-Sep-99  30-Sep-98  30-Sep-99
               (unaudited)  (unaudited) (unaudited)(unaudited) (unaudited)

Revenue              0             0          0          0            0

Expenses

Marketing          88,488        80,794     21,160     80,794      204,971
Management fees   135,527        90,396     45,563     30,132      307,058
Professional
 fees              39,471        37,673      7,744     29,821      156,505
Rent               26,750        28,826      9,373      8,437       79,311
Salaries and
 other adminis-
 tration          420,759        84,051    167,115      3,545      636,152
Loss on write-
 down of invest-
 ment in subsi-
 diary                  0        53,800          0     17,306       53,800
Total general and
 administrative
 costs            710,994       375,540    250,954    170,035    1,437,795


Research and
 product develop-
 ment costs       593,959       528,740    205,492    351,511    1,437,390

Loss for the
 period before
 amortization  -1,304,953      -904,280   -456,446   -521,546   -2,875,185

Amortization       51,804        51,026     18,176     17,007      136,847

Loss for the
  period       -1,356,757      -955,305   -474,622   -538,553   -3,012,032

Deficit, at the
 beginning of
 the period    -1,655,275      -255,185 -2,537,410   -671,937             0

Deficit, at the
 end of the
 period        -3,012,032    -1,210,490 -3,012,032 -1,210,490   -3,012,032


Basic loss per
 share
 (note 2d)         ($0.08)       ($0.08)    ($0.03)    ($0.04)

# of weighted
 average
 shares        16,775,408    12,707,333 16,775,408 12,707,333



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


Date: 1/5/2000                       /s/Tony Monga
     --------------                  -----------------------------
                                     Tony Monga, Director


     Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                     CENTRAXX, INC.


Date: 1/5/2000                       /s/Tony Monga
     --------------                  -----------------------------
                                     Tony Monga, Director