Form 10KSB
period 1999-12-31
CENTRAXX INC
filed 2000-03-30
CIK 789747

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended December 31, 1999
                                -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                 Commission File No.  33-3358-NY
                                      ----------
                          CENTRAXX, INC.
                      ----------------------
          (Name of Small Business Issuer in its Charter)

        NEVADA                                               88-0224219
-------------------------------                     --------------------------
(State or Other Jurisdiction of                   (I.R.S. Employer I.D. No.)
 incorporation or organization)

                   2700 Argentia Road, Suite #1000
                 Mississauga, Ontario Canada L5N 5V4
                      -----------------------
              (Address of Principal Executive Offices)

            Issuer's Telephone Number:  (905) 826-9988

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

     (1)   Yes X    No             (2)   Yes  X     No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:   December 31, 1999 -
$0

For the Exhibit Index see Item 13 of this Report.

     State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     March 29, 2000 - $128,049,022. There are approximately 11,911,537 shares of common voting stock of the Registrant held by non-affiliates. The Registrant has valued these shares on the low bid price per share on March 30, 2000.

               (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

                             Not Applicable.

                (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                          March 30, 2000

                            17,946,481

               DOCUMENTS INCORPORATED BY REFERENCE
               -----------------------------------

          A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

   Transitional Small Business Issuer Format   Yes  X    No ___

                              PART I

Item 1.  Description of Business.
         -----------------------

Business Development.
---------------------

         For information regarding corporate developments and historical matters prior to 1999, see Centraxx, Inc.'s ("Centraxx" or the "Company") 10-KSB Annual Report for the year ended December 31, 1998, which has been previously filed with the Securities and Exchange Commission, and is incorporated herein by reference. See Part III, Item 13.

         On May 18, 1999, the Company, Centraxx Corp., a corporation organized under the laws of the Province of Ontario, Canada ("Centraxx Ontario"), and the stockholders of Centraxx Ontario (the "Centraxx Ontario Stockholders"), executed a Share Sell Agreement (the "Centraxx Ontario Agreement"), whereby the Company acquired 100% of the outstanding securities of Centraxx Ontario, and Centraxx Ontario became a wholly-owned subsidiary of the Company. A 2.5 for one forward split of the outstanding securities of the Company was effected immediately prior to the completion of the Centraxx Ontario Agreement, and all computations herein reflect this split. See the 8-K and the 8-KA Current Reports of the Company dated May 18, 1999, which have been previously filed with the Securities and Exchange Commission, and are incorporated herein by reference. See Part III, Item 13.

Business.
---------

          Centraxx is a high-speed two way wireless data communications company specializing in location technologies. The Company is the first in the industry to have developed a low cost, tracking, locating and monitoring system utilizing revolutionary UNI-POINT (trademark) technology with numerous network based and stand-alone applications. The UNI-POINT(trademark) technology is proprietary and patents are pending.

          The Centraxx System utilizes radio frequency in a unique configuration of voice, data and radar communications to track, locate, contain or monitor vehicles, cargo and equipment. The hardware consists of a receiver or Base Station and an Electronic Location Tag ("Tag"). The object to be secured is tagged and the Base Station monitors the relative position of the Tag. A network of Base Stations will enable the Centraxx System to monitor the location of the tagged object over the network coverage area.
This process occurs on a real-time basis utilizing UNI-POINT(trademark) tracking. UNI-POINT(trademark) or single-point tracking represents a breakthrough in the industry as it is more reliable and substantially more cost effective than alternative systems such as Global Positioning Satellite Systems or conventional Triangulation systems.

          Although there are numerous potential applications, Centraxx will initially focus its efforts on fully capitalizing on the stolen vehicle tracking and recovery industry by introducing a more accurate, reliable and affordable product utilizing the UNI-POINT(trademark) technology. In addition, the Company is currently in advanced negotiations with a number of major insurance companies to form alliances to quickly penetrate this market. This application will be introduced initially in the Southern Ontario market, and then expanded into Southern California and South Florida.

          Market research indicates that the Centraxx System is significantly less expensive than its nearest competitor in the industry, while offering a more reliable and accurate system.

          The Company has yet to deploy the Centraxx System, and has not generated any revenues. The Company has no assets except the Centraxx System, and has had no revenues since 1989. Nor, will the Company receive any revenues until it deploys the Centraxx System; no assurance can be given that any future business operations of the Company will operate on a profitable basis.

Item 2.  Description of Property.
--------------------------------

          The Company's research and development group is housed in a 14,000 square foot facility at Mississauga, Ontario, Canada; 4,000 square feet are offices, 5,000 square feet are air-conditioned lab space and 5,000 square feet are warehouse.

         The lease ends in May 2000, and Centraxx currently expects that it will move to a new 40,000 square feet facility that would accommodate administration, sales, marketing, research and development and some manufacturing/assembly space, as well as warehousing. The Company does not anticipate any difficulty in finding space adequate for its purpose at reasonable rates.

          Centraxx also leases sales offices in Irvine, California.

Item 3.  Legal Proceedings.
--------------------------

          The Company is not the subject of any material pending legal proceeding except that a Centraxxs former consultant/employee has filed in the Ontario Superior Court of Justice, Court File #00 CV 187192, a statement of claim against the Company for breach of contract which the Company feels can be settled without any material financial effect to the Company. To the knowledge of management, no proceedings are presently contemplated against the Company by any federal, state of local governmental agency.

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

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------

Market Information.
-------------------

         The Company's common stock is currently quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") under the symbol "CNXX." No assurance can be given that the present market for the Company's common stock will be maintained. Further, the sale of "unregistered" and "restricted" shares of the Company's common stock pursuant to Rule 144 of the Securities and Exchange Commission by members of management or others may have a substantial adverse impact on the present or future public market for the Company's common stock. For information regarding the number of "restricted securities" potentially available for resale under Rule 144, see the heading "Recent Sales of Unregistered Securities," below, under this caption.

          The following stock quotations were provided by the National Quotations Bureau, LLC, and do not represent actual transactions; they also do not reflect mark-ups, mark-downs or sales commissions.


                             STOCK QUOTATIONS

                                               CLOSING BID

Quarter ended:                          High                Low
--------------                          ----                ---
[S]                                     [C]                 [C]
March 31, 1999                        Unpriced            Unpriced

June 30, 1999                          $3.625               $2.50

September 30, 1999                     $3.4375              $2.625

December 31, 1999                      $4.8125              $2.75

          The Company filed for listing on NASDAQ Small Cap on January 27, 2000; however, no assurance can be given that the NASD will allow the Company's securities to be quoted on this medium.

Recent Sales of Unregistered Securities.
----------------------------------------

          The following "restricted securities were issued by the Company during the year ended December 31, 1999:
                                                                Share
Name                         Date                Price         Numbers
----                         -----                -----          ------
Centraxx Ontario
Stockholders                  5/99                  *        15,234,415
Supplier                     12/99                $4.36          24,390
Supplier                     12/99                $4.62          12,883
Supplier                     12/99                $8.50             517
Supplier                     12/99                $9.42           1,610

               *These shares were issued in connection with the Centraxx Ontario Agreement. See the heading "Business Development," Part I, Item 1.

          See Note 59(a) and (b) of the Company's financial statements accompanying this Report for additional information regarding recent sales of unregistered securities. Also, see the caption "Sales of Unregistered Securities During the Past Five Years," Part I, Item 1, of the 10-KSB Annual Report for the year ended December 31, 1997, which has been previously filed with the Securities and Exchange Commission, and is incorporated herein by reference.

          All of these securities were issued to persons who were either "accredited investors," or "sophisticated investors," who, by reason of education, business acumen, experience or other factors, were fully capable of evaluating the risks and merits of an investment in the Company; and each had prior access to all material information regarding the Company. The offer and sale of these securities was believed to be exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Sections 4(2) and 4(6) thereof, and Regulation D of the Securities and Exchange Commission; and from various similar state exemptions.

          Sales of "restricted securities" by members of management and others could have an adverse effect on the public market for the common stock of the Company. With the exception of the last 39,454 shares of "restricted securities" issued in December, 1999, as outlined above, and following May 17, 2000, with respect to the "restricted securities" issued to the Centraxx Ontario Stockholders, all of the outstanding shares of the Company's common stock have been held for a sufficient period of time for resale under Rule 144 of the Securities and Exchange Commission, subject to volume limitations of subparagraph (e) of this Rule and other provisions of this Rule.

Holders.
--------

          The number of record holders of the Company's common stock as of March 30, 2000 was 652; these numbers do not include an indeterminate number of stockholders whose shares are held by brokers in street name.

Dividends.
----------

          There are no present material restrictions that limit the ability of the Company to pay dividends on common stock or that are likely to do so in the future. The Company has not paid any dividends with respect to its common stock, and does not intend to pay dividends in the foreseeable future because planned principal operations have not commenced, and the Company has had no revenues from operations.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

Plan of Operation.
------------------

          Although management believes that there may be numerous potential applications for the Centraxx technology, Centraxx intends initially to focus its efforts on the stolen vehicle tracking and recovery industry by introducing a more accurate, reliable and affordable product utilizing the UNI-POINT(trademark) technology. The Company has entered into a memorandum of a sale and market agreement with one of the major insurance companies and is currently in advanced negotiations with other major insurance companies, auto clubs and automobile distributors to form for this market. This memorandum is essentially a purchase order, subject to availability of the technology for the market. The Company has entered into some geographic joint ventures and is negotiating with other joint venture partners to form alliances to quickly penetrate the potential global market. There can be no assurances that any agreements will be obtained or that if they are obtained that they will provide material financial benefit to the Company.

          In future, the Company plans to leverage its technology advantages and network capacity to become a highly diversified wireless communications company by introducing new products and services such as fleet management, personal security and asset tracking, all of which take advantage of the Centraxx System.

          The first application will be initially introduced in the Southern Ontario market and then expanded into the network coverage across North America through entering lucrative targeted territories, including Southern California, South Florida, Chicago, Detroit, New York City and Dallas. In addition, the Company will continue to expand through entering into licensing agreements and joint ventures in non-corporate targeted territories with qualified companies.

          The Company intends to outsource the manufacture of all product components and is currently negotiating supply contracts with various manufacturers. Relationship with secondary suppliers will also be pursued in order to ensure a constant source of supply. Initially, the Company intends to utilize domestic manufacturers in order to be able to exercise control over quality and ongoing modifications with the engineering and research and development process. Final assembly of the Base Stations will occur under direct control of Centraxx, which will allow the Company to protect the proprietary aspect of the technology. The Company is currently in discussions with various software, network designers and contractors to deploy its network. Long-term strategy of the research and development program will be the miniaturization of the tag. The Company anticipates reducing the Tag to a macro chip level, and this advancement will create exciting new applications for the technology.

          Centraxx has received financial and managerial support from Frankopan & Co., a merchant bank focused on developing technology-based companies. Frankopan has directly and indirectly financed the development of the technology. The Company entered into a funding agreement of $2,000,000 in August 1999. To date, the Company has received all payments anticipated under the agreement, and the last installment is due at the end of March, 2000. The Company has received several tentative offers of financing from non-related parties. Centraxx is analyzing these offers and negotiating the best possible structure for the Company. The Company has an understanding with a related party and major shareholders to continue financing until an alternative source is finalized. The Company has hired various levels of technical and management staff and is actively seeking to hire a President, and a Vice President Finance. In the interim, overall management of the Company is being provided by Michael Ivezic, Managing Director of Frankopan & Co. Inc.

          The Company's focus is on research and development of its UNI-POINT(trademark) technology, the engineering sample of which was successfully demonstrated on December 9, 1999. The enhancement and miniaturization to commercialize the technology is under development. A regional network rollout consisting of multiple Base Stations will be completed within the next six months; at that time, complete area network are expected to commence. The technology can be deployed to provide effective solutions for safety, security and two-way wireless data communication and location information. The Company has not yet generated any revenues except some deposits from potential joint venture partners.

Results of Operations.
----------------------

Year Ended December 31, 1999, compared to December 31, 1998.
------------------------------------------------------------

          The current year end net loss was $(1,976,435) compared to $(1,432,788) for the corresponding 1998 period.

          The Company's general and administrative costs increased $456,000, primarily as a result of increased sales, marketing and administrative personnel hired in September, 1998, together with related infrastructure costs.

          The Company's research and product development costs increased $82,000 during the year ended December 31, 1999, as compared to the prior year's period. The primary reasons were the increase in manpower expenditures as the Company hired a significant number of additional personnel to assist in the development of its technology, offset by a decrease in materials and expenses directly related to the technology development during this period. The Company's commitment to UNI-POINT(trademark) technology is reflected by its total cumulative investment in research and product development since inception in the amount of $1,505,000, representing 43% of the Company's operating cash activities.

          Amortization incurred was not materially changed between the respective periods.

Liquidity.
----------

          The Company anticipates that during the next twelve months its working capital requirements will be $7 million. The Company has engaged Ernst and Young Corporate Finance Inc. to assist it with a private equity placement of up to $10,000,000. The planned use from such offering will be for the implementation of the Company's UNI-POINT(trademark)technology in the corporate markets of Southern Ontario, Canada, Florida and Southern California, as well as for the Company's operating capital requirements. Thereafter, the Company expects that it will need to seek additional capital through one or more public or private offerings of debt or equity. There can be no assurance that the Company will be successful in obtaining any such funds on terms acceptable to it, if at all.

          Significant increases in the number of employees, primarily in manufacturing and distribution, are anticipated during the third quarter of 2000, when the Company's products are expected to be ready for market launch, and the Southern Ontario network is expected to be established.

Risks and Uncertainties.
------------------------

          As of the date of this Report, the Company anticipates that its technology will not be available for sale or distribution for at least the next two quarters. The Company has no established source of revenues and is dependent on its ability to raise further funding. There can be no assurance that the Company will be successful in obtaining any funding at reasonable terms. There can be no assurance that the Company will be able to complete the commercial development of its technology as of that time, or at any time, or that the Company will be able to sell or distribute its UNI-POINT(trademark) technology to generate profitable operations at that time or in the foreseeable future. There can be no assurance that the technology will be successfully released to the market, or that the Company will profit therefrom.

Item 7.  Financial Statements.
-----------------------------

For the years ended December 31, 1999 and 1998

                          Centraxx, Inc.
            (Formerly known as Composite Design Inc.)
                  (A Development Stage Company)
                Consolidated Financial Statements
                          (Expressed in U.S. dollars)
                               December 31, 1999

   Contents

                                                       Page

   Report of Independent Accountants                      1

   Consolidated Balance Sheet                             2

   Consolidated Statement of Operations                   3

   Consolidated Statement of Shareholders' Deficiency     4

   Consolidated Statement of Cash Flows                   5

   Notes to the Consolidated Financial Statements    6 - 15

   Report of Independent Accountants


   To the Shareholders of
   Centraxx, Inc.


   We have audited the accompanying consolidated balance sheet of Centraxx, Inc., a development stage company, as at December 31, 1999 and the consolidated statements of operations, changes in shareholders' deficiency and cash flows for year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 1999 and the results of its operations and its cash flows for the year then ended in accordance with generally accepted accounting principles in the United States.

   The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1(b) to the consolidated financial statements, the Company has no established source of revenue and is dependent on its ability to raise further amounts of funding. This raises substantial doubt about its ability to continue as a going concern. Management plans in regard to these matters are also described in Note 1(b). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

   The comparative figures for 1998 were audited by another firm of chartered accountants who expressed an opinion without reservation on those statements in their report dated May 31, 1999.

   Markham, Canada                            Grant Thornton LLP
   March 6, 2000                              Chartered Accountants

   Centraxx, Inc.
   (A Development Stage Company)
   Consolidated Balance Sheet
   (Expressed in U.S. Dollars)
   December 31                                       1999       1998
   Assets
   Current
    Cash                               $              234 $            141
    Prepaid expenses                               42,231           19,306

                                                   42,465           19,447

   Capital assets (Note 3)                        191,413          246,259
   Other assets                                    16,671           15,248

                                       $          250,549 $        280,954

   Liabilities
   Current
    Accounts payable and accrued liabilities
     (Note 4)                         $           508,724 $       322,723

   Long Term Convertible debentures (Note 6)      906,319             -
                                                1,415,043         322,723

   Shareholders' Deficiency
   Capital stock (Note 5)                          17,946       1,663,082
   Contributed surplus                          2,498,958             -
   Accumulated other comprehensive loss            (3,903)         (3,791)
   Deficit                                     (3,677,495)     (1,701,060)
                                               (1,164,494)        (41,769)

                                       $          250,549 $       280,954

   Commitments (Note 7)
   See accompanying notes to the consolidated financial statements.

Centraxx, Inc.
(A Development Stage Company)
Consolidated Statement of Operations
(Expressed in U.S. Dollars)
                                                             August 8, 1997 to
                                                                Dec. 31, 1999
Year Ended December 31                   1999       1998           Cumulative
   Sales                              $       -   $        -     $      -

   Cost of sales                              -            -            -

   Gross margin                               -            -            -

   Expenses
    Marketing and public relations       311,391      103,723      429,231
    Management fees                      121,156      141,529      295,185
    Professional fees                    151,188       65,264      271,320
    Salaries and other administration    566,461      383,589    1,005,529
    Research and development costs       750,492      662,007    1,505,097
    Depreciation and amortization         68,509       68,477      155,696
    Interest on convertible debentures     8,804           -         8,804
    Foreign exchange (gain) loss          (1,566)       8,199        6,633
                                       1,976,435    1,432,788    3,677,495

   Net loss                       $   (1,976,435) $(1,432,788)$ (3,677,495)

 Net loss per share, basic and
    diluted (Note 2)              $        (0.11) $     (0.11)

   See accompanying notes to the consolidated financial statements.

Centraxx, Inc.
(A Development Stage Company)
Consolidated Statement of Shareholders' Deficiency
(Expressed in U.S. Dollars)
Year Ended December 31, 1999


                             (Note 5)
                           Common Stock         Contributed    Accumulated
                          Shares    Amount        Surplus        Deficit
December 31, 1997     12,265,672   $  609,303   $        -      $(268,272)
Foreign currency
  translation adjustment       -            -            -              -
Issue of shares
  (Note 5(b))          2,102,008    1,053,779            -              -
Net loss 1998                  -            -            -     (1,432,788)
Total comprehensive loss       -            -            -              -

December 31, 1998     14,367,680    1,663,082            -     (1,701,060)

Issue of shares
  (Note 5(b))            866,735      718,712            -              -
Share issue costs              -      (52,000)           -              -
                      15,234,415    2,329,794            -     (1,701,060)

Issue of stock in
 connection with
 recapitalization
 (Note 1)              2,672,666   (2,311,887)   2,311,887              -
Foreign currency
  translation adjustment       -            -            -              -
Issue of shares
  (Note 5(a))             39,400           39      187,071              -
Net loss 1999                  -            -            -     (1,976,435)
Total comprehensive loss       -            -            -              -

December 31, 1999     17,946,481    $  17,946   $2,498,958   $ (3,677,495)

See accompanying notes to the consolidated financial statements.

Centraxx, Inc.
(A Development Stage Company)
Consolidated Statement of Shareholders' Deficiency
(Expressed in U.S. Dollars)
Year Ended December 31, 1999
                          Accumulated
                            Other
                        Comprehensive          Total        Comprehensive
                             Loss           Deficiency            Loss
December 31, 1997       $  7,917            $348,948                  -
Foreign currency
  translation
  adjustment             (11,708)            (11,708)           (11,708)
Issue of shares
(Note 5(b))                    -           1,053,779                  -
Net loss 1998                  -          (1,432,788)        (1,432,788)
Total comprehensive loss       -                   -         (1,444,496)

December 31, 1998         (3,791)            (41,769)

Issue of shares
  (Note 5(b))                  -             718,712
Share issue costs              -             (52,000)
                          (3,791)            624,943

Issue of stock in
  connection with
  recapitalization
  (Note 1)                     -                   -
Foreign currency
  translation
  adjustment                (112)               (112)              (112)
Issue of shares
  (Note 5(a))                  -             187,110                  -
Net loss 1999                  -          (1,976,435)        (1,976,435)
Total Comprehensive loss       -                   -         (1,976,547)

December 31, 1999        $(3,903)        $(1,164,494)

See accompanying notes to the consolidated financial statements.

Centraxx, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Expressed in U.S. Dollars)
Year Ended December 31                            1999             1998
   Cash flows from (applied to)

    Operating
      Net loss                                $(1,976,435) $      (1,432,788)
      Depreciation and amortization                68,509             68,477
      Services for stock                          283,045            140,949
      Loss on write-down of investment                -               54,159
                                               (1,624,881)        (1,169,203)
      Changes in
        Prepaid expenses                          (22,925)           (19,306)
        Accounts payable and accrued liabilities  186,001            278,271
                                               (1,461,805)          (910,238)

    Financing
      Issue of shares                             622,738            912,830
      Share issue costs                           (52,000)               -
      Issue of convertible debenture              906,319                -
      Advances from related parties                     -            (17,419)
                                                1,477,057            895,411

    Investing
      Purchase of other assets                       (673)            (3,798)
      (Purchase) sale of capital assets            (2,202)             6,764
                                                   (2,875)             2,966

    Foreign currency effect on cash               (12,284)            10,676

   Net increase in cash during the year                93             (1,185)

   Cash, beginning of year                            141              1,326

   Cash, end of year                           $      234   $            141

   See accompanying notes to the consolidated financial statements.

   Centraxx, Inc.
   (A Development Stage Company)
   Notes to the Consolidated Financial Statements
   (Expressed in U.S. Dollars)
   December 31, 1999

   Nature of business

   Centraxx Inc. (the "Company"), organized under the laws of the State of Nevada, is a wireless data communications company specializing in providing location technology solutions. The Company has developed a proprietary radio location two-way land-based system utilizing single-point tracking ("UNI-POINT" technology) which can be deployed to provide effective solutions for numerous safety, security and location information needs in multiple network and stand-alone applications. The Company conducts all of its operations through a wholly owned subsidiary, Centraxx Corp., organized on August 8, 1997, located in Mississauga, Ontario, Canada.

   The Company is considered to be in the development stage and the accompanying financial statements represent those of a development stage enterprise, and therefore, is subject to the usual business risks of development stage companies.


   1.   Basis of presentation and ongoing operations

   The consolidated financial statements include the accounts of Centraxx, Inc. and its wholly owned subsidiary, Centraxx Corp.

   (a)  Recapitalization

   On May 18, 1999, Centraxx, Inc., a non-operating public company with 2,672,666 Common shares outstanding and immaterial net assets, acquired 100% of the outstanding common stock of Centraxx Corp. from various shareholders (the Acquisition). The Acquisition resulted in the owners and management of Centraxx Corp. having effective control of the combined entity.

   Under generally accepted accounting principles, the Acquisition is considered to be a capital transaction in substance, rather than a business combination. That is, the Acquisition is equivalent to the issuance of stock by Centraxx Corp. for the net monetary assets of Centraxx, Inc., accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the Acquisition is identical to that resulting from a reverse acquisition, except that no goodwill is recorded. Under reverse takeover accounting, the post reverse-acquisition comparative historical financial statements of the "legal acquirer" (Centraxx, Inc.), are those of the "legal acquiree" (Centraxx Corp.) (i.e. the accounting acquirer).

   Accordingly, the consolidated financial statements of Centraxx, Inc. as at December 31, 1999 and December 31, 1998, and for the fiscal years then ended, are the historical financial statements of Centraxx Corp. for the same periods adjusted for the following transactions contained in the Share Exchange Agreement executed at the consummation of the Acquisition. The basic structure and terms of the Acquisition, together with the applicable accounting effects, is as follows:

   Centraxx, Inc.
   (A Development Stage Company)
   Notes to the Consolidated Financial Statements
   (Expressed in U.S. Dollars)
   December 31, 1999

   Basis of presentation and ongoing operations (continued)

   Centraxx, Inc. acquired all of the outstanding shares of Common stock of Centraxx Corp. from various shareholders in exchange for 15,234,415 shares of newly issued Common stock of Centraxx, Inc. The Common stock exchange, in addition to the existing Centraxx, Inc. shares outstanding, collectively resulted in the recapitalization of the Company. Loss per share calculations include the Company's change in capital structure for all periods presented.

   The Company incurred $52,000 of costs related to the acquisition. These costs were recorded as reductions in shareholders' equity in connection with the reclassification of equity resulting from the recapitalization.

   (b) Ongoing operations

   As of December 31, 1999, the Company has experienced a cumulative loss of $3,677,495. The Company has commenced its planned principal operations through its newly acquired subsidiary, however, it has not yet earned any revenue therefrom and the technologies that it intends to develop may require cash in excess of its current resources. The ability of the Company to translate these technologies into marketable products is dependent on management's ability to obtain adequate financing, develop commercially saleable products and to achieve profitable operations.

   Management is devoting significant efforts to obtain financing to fund the continued development of its Uni-Point technology. To date, management has received several tentative offers from non-related parties for financing. The Company has an understanding with a related party and major shareholders to continue financing until alternative sources are arranged.

   The Company's current operational focus is to ensure that Uni-Point is able to be commercially exploited. To that end, management is devoting substantially all of the Company's resources to the development of the technology.

   These financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate because management believes that the action already taken, or planned, will support the validity of the going concern assumptions used in preparing these financial statements.


   2.  Summary of significant accounting policies

   Accounting principles

   The Company's accounting and reporting policies conform to generally accepted accounting principles and industry practice in the U.S.A. The financial statements are prepared using U.S. dollars.

   Centraxx, Inc.
   (A Development Stage Company)
   Notes to the Consolidated Financial Statements
   (Expressed in U.S. Dollars)
   December 31, 1999

   2.   Summary of significant accounting policies (continued)

   Use of estimates

   In preparing the Company's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Depreciation

   Rates of depreciation are applied to write off the cost of capital assets less estimated salvage value over their estimated useful lives. All capital assets are being depreciated on a straight line basis over 5 years.

   Income taxes

   The Company accounts for its income taxes under the liability method specified by Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities.

   Foreign currency translation

   The functional currency of the Company is the Canadian dollar. The financial statements are presented in U.S. dollars using the principles set out in Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation" (SFAS No. 52). Assets and liabilities are translated at the rate of exchange in effect at the close of the period. Revenues and expenses are translated at the weighted average of exchange rates in effect during the period. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included as part of the accumulated other comprehensive loss component of shareholders' equity.

   Loss per share

   The Company reports earnings per share in accordance with the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shares by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

   Centraxx, Inc.
   (A Development Stage Company)
   Notes to the Consolidated Financial Statements
   (Expressed in U.S. Dollars)
   December 31, 1999

   2. Summary of significant accounting policies (continued)

   There were stock options outstanding at December 31, 1999, to purchase 1,945,000 shares of common stock which were not included in the computation of diluted loss per share because to do so would be antidilutive.

   Basic weighted average shares outstanding for the year were
   16,835,887 (1998   12,658,800).


   3. Capital assets                                1999           1998

      Cost
      Engineering equipment             $         209,522     $   197,657
      Office furniture and equipment              124,171         118,394
      Leasehold improvements                       13,352          12,731
                                                  347,045         328,782
      Accumulated depreciation
      Engineering equipment                        90,583          46,722
      Office furniture and equipment               58,522          32,122
      Leasehold improvements                        6,527           3,679
                                                  155,632          82,523
      Net book value
      Engineering equipment                       118,939         150,935
      Office furniture and equipment               65,649          86,272
      Leasehold improvements                        6,825           9,052

                                          $       191,413      $  246,259


   4. Accounts payable and accrued liabilities      1999           1998

      Accounts payable
         Trade                            $       293,952      $  265,110
         Related parties                           68,326             -
                                                  362,278         265,110
      Accrued liabilities
         Trade                                     67,904          46,765
         Professional fees                         69,738          10,848
         Related party interest                     8,804             -

                                            $     508,724     $   322,723

   Centraxx, Inc.
   (A Development Stage Company)
   Notes to the Consolidated Financial Statements
   (Expressed in U.S. Dollars)
   December 31, 1999

   5. Capital stock                                      1999        1998

   Authorized:
       200,000,000 Common shares with a par value of
       $0.001

   Issued:
       17,946,481 Common shares (1998-1,069,020)       $17,946   $1,663,082

  (a)  Centraxx, Inc.

  i) In December 1999, 1,610 Common shares were issued, for $9.42 per share, to a supplier of the Company in exchange for services. These services had a market value of $15,166 and are included in the statement of operations as marketing expense.
  ii) In December 1999, 12,883 Common shares were issued, for $4.62 per share, to a supplier of the Company in exchange for services. These services had a market value of $59,519 and are included in the statement of operations as marketing expense.
  iii) In December 1999, 517 Common shares were issued, for $8.50 per share, to a supplier of the Company in exchange for services. These services had a market value of $4,395 and are included in the statement of operations as research and development costs.
  iv) In December 1999, 24,390 Common shares were issued, for $4.36 per share, to a supplier of the Company in exchange for services. These services had a market value of $106,379 and are included in the statement of operations as professional fees.

  (b)  Centraxx Corp.

   The following capital stock transactions occurred in the subsidiary (Centraxx Corp.) during the 1998 fiscal year:

  i) On September 30, 1998, 749,493 Common shares were issued to a related party at an issue price of $0.51 per share as per the original Subscription Agreement dated September 2, 1997. The shares were recorded at a total consideration of $382,241.
  ii) On September 30, 1998, 30,000 Common shares were issued in exchange for services to non-related parties at an issue price of $0.67 per share. The shares were recorded at a total consideration of $20,100. The corresponding expenses were recorded in the statement of operations.
  iii) On September 30, 1998, 8,500 Common shares were issued in exchange for services to non-related parties at an issue price of $2.05 per share. The shares were recorded at a total consideration of $17,425. The corresponding expenses were recorded in the statement of operations as professional fees.
  iv) On December 31, 1998, 30,000 Common shares were issued in exchange for services to non-related parties at an issue price of $1.35 per share. The shares were recorded at a total consideration of $40,500. The corresponding expenses were recorded in the statement of operations as marketing expense.

   Centraxx, Inc.
   (A Development Stage Company)
   Notes to the Consolidated Financial Statements
   (Expressed in U.S. Dollars)
   December 31, 1999

   5. Capital stock (continued)

   v) On December 31, 1998, 123,800 Common shares were issued in exchange for services to non-related parties at an issue price of $0.51 per share. The shares were recorded at a total consideration of $62,924. The corresponding expenses were recorded in the statement of operations as research and development expense.

   The following capital stock transactions occurred in the subsidiary (Centraxx Corp.) during the period January 1, 1999 to May 18, 1999:

   i) In January 1999, 61,895 Common shares were issued to employees at an issue price of $0.50 per share. The shares were recorded at a total consideration of $30,948. These shares were issued as settlement of wages owed to these employees for the 1998 fiscal year.
   ii) During the period January 1, 1999 to May 18, 1999, 270,761 Common shares were issued to a related party at an issue price of $0.66 per share as per the original Subscription Agreement dated
       September 2, 1997. The shares were recorded at a total consideration of $178,702.
   iii)During the period January 1, 1999 to May 18, 1999, 50,155 Common shares were issued in exchange for services to non-related parties at an issue price of $1.33 per share. The shares were recorded at a total consideration of $66,638. The corresponding expense has been included in the statement of operations.


   6. Long term Convertible debentures

   The Company entered into a $2,000,000 funding arrangement with a related party on August 10, 1999, to be advanced in minimum monthly amounts as follows:

      August 31, 1999                         $    100,000
      September 15, 1999                           150,000
      October 15, 1999                             200,000
      November 15, 1999                            200,000
      December 15, 1999                            200,000
      January 15, 2000                             200,000
      February 15, 2000                            350,000
      March 31, 2000                               600,000

   Advances are in the form of an 8% mandatory convertible debenture on the assets of the Company together with a guarantee by the Company's subsidiary (Centraxx Corp.) The debenture provides for a deferment of interest for two (2) years, thereafter to be paid quarterly, and a conversion to stock privilege at any time at the rate of $2 per share.

   As at December 31, 1999, interest of $8,804 has been accrued on advances totaling $906,319.

   Centraxx, Inc.
   (A Development Stage Company)
   Notes to the Consolidated Financial Statements
   (Expressed in U.S. Dollars)
   December 31, 1999

   7.  Commitments

   The Company has entered into agreements to lease its office, research and development, and warehouse premises and certain equipment for various periods until 2002 under operating leases. Future minimum lease payments under the operating leases are as follows:

                                                  Equipment     Premises

                                        2000    $     85,938   $  17,895
                                        2001    $     81,553        -
                                        2002    $      7,863        -


   8.  Related party transactions

   During the year, the Company entered into the following transactions with related parties:

       Management fees in the amount of $203,624 (1998 - $141,528) were paid to a company subject to significant influence by one of the Directors.

       Rent in the amount of $Nil (1998 -$40,400) was paid to a company subject to significant influence by one of the Directors.

       Scientific research and development consulting expenses totaling $138,465 (1998 - $143,550) were paid to two companies each controlled by two Directors of the Company.

   These transactions occurred under terms and conditions reflecting prevailing market conditions.

   Refer to Notes 4 and 6 for details of amounts owing to related parties.


   9.  Income taxes

   The reconciliation of the statutory federal rate to the Company's effective income tax rate is as follows:
                                                     1999          1998

      Statutory tax benefit                        $(896,881) $ (644,763)
      Non-deductible expense                          51,144      30,800
      Amortization of share issue costs               (4,887)        -
      Other                                          (34,378)     (5,728)
      Increase in valuation allowance                885,002     619,691
                                                   $      -    $     -

   Centraxx, Inc.
   (A Development Stage Company)
   Notes to the Consolidated Financial Statements
   (Expressed in U.S. Dollars)
   December 31, 1999

   9. Income taxes (continued)

   Under SFAS No. 109, Accounting for Income Taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates.

   The tax effect of temporary differences that give rise to deferred income taxes is as follows:

                                                  1999            1998
    Deferred tax assets
      Net operating loss carryforwards  $        1,761,055     $ 926,270
      Capital assets                                26,384        (4,448)
      Share issue costs                             19,385           -
      Valuation allowance                       (1,806,824)     (921,822)

                                         $            -        $     -


   At December 31, 1999, the Company had approximately $3,913,000 of net operating loss carryforwards which expire as follows:

      2004                                    $    601,500
      2005                                       1,454,100
      2006                                       1,857,400


   10.  Industry segment

   Management has determined that the Company operates in one industry segment.


   11.  Stock options

   The Company initiated a stock option plan on January 18, 1999 for employees and on October 1, 1999 for Directors. The plan allows the Company to grant options to directors and employees up to an aggregate of 20% of the outstanding common shares of the Company (3,500,000 options as at December 31, 1999). The options have a term expiring five (5) years after the grant date. The exercise price for each option will be at fair market value per share at the date the options are granted.

   During the year, the Company granted 2,050,000 options. The exercise price is generally equal to the market price at the grant dates.

   Centraxx, Inc.
   (A Development Stage Company)
   Notes to the Consolidated Financial Statements
   (Expressed in U.S. Dollars)
   December 31, 1999

   11.      Stock options (continued)

   During the year, the Company granted 2,000,000 options that are accounted for under APB Opinion 25 and related interpretations. Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied. Had compensation cost for the above stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net income and diluted loss per share would have been reduced to the pro forma amounts indicated below:

            Net loss            As reported     $ (1,976,434)
                                Pro forma       $ (2,410,588)


            Net loss per share,
            Basic and Diluted   As reported     $      (0.11)
                                Pro forma       $      (0.13)

   During the year, the Company granted 50,000 options that are accounted for under SFAS no. 123 "Accounting for Stock-Based Compensation". The standard contains a fair value based method for valuing stock-based compensation that entities may use, and measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period.

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants. Expected volatility of 83%; risk free interest rate of 5.13%; and expected lives of 5 years.

   A summary of the status of the Company's option plans as of December 31, 1999 and changes during the period ending on that date is represented below:

                                              Shares       Weighted Avg.

   Outstanding, beginning of period             Nil    $              0.00
   Granted                                2,050,000    $              1.32
   Exercised                                    -                        -
   Forfeited                               (105,000)   $              0.70

   Outstanding, end of period             1,945,000    $              1.35

   Options exercisable at period-end        761,274

   Centraxx, Inc.
   (A Development Stage Company)
   Notes to the Consolidated Financial Statements
   (Expressed in U.S. Dollars)
   December 31, 1999

   11.      Stock options (continued)

   Weighted average fair value of options
    granted during the period                                    $ 0.99

   The following table summarizes information about options outstanding and exercisable at December 31, 1999:

           Options Outstanding                         Options Exercisable
Range of             Weighted Avg.
Exercise  Number     Remaining        Weighted Avg.   Number Weighted Average
Prices   Outstanding Contractual Life Exercise Price OutstandingExercise Price

$0.70      1,260,000    2.84 years       $   0.70       710,397       $0.70
$2.00-3.00   640,000    4.74 years       $   2.46        49,863        2.55
$3.80         45,000    4.90 years       $   3.80         1,014        3.80
           1,945,000                                    761,274


   12.  Financial instruments

   Foreign currency risk

   The Company operates primarily in Canadian dollars.

   Fair values

   The estimated fair value of cash and cash equivalents, accounts payable and accrued liabilities approximates carrying value due to the relatively short term nature of the instruments and/or floating interest rates on the instruments. The estimated fair value of convertible debenture also approximates carrying value due to the relatively short term to maturity and/or effective interest rates that are not significantly different from market rates.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

          The Company changed independent auditors from Jones, Jenson & Co., of Salt Lake City, Utah, to Grant Thornton, LLP, Chartered Accountants, of Ontario, Canada. The change was not the result of any disagreement on accounting principals or practices, or accounting or auditing procedure, but was made to have an auditing firm that was in close proximity to the principal executive offices of the Company in Ontario, Canada. See the 8-K Current Report dated November 17, 1999, which is or will be filed with the Securities and Exchange Commission at or about the same time as this Report, and is incorporated herein by reference.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers.
---------------------------------------------------

          The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

                                       Date of       Date of
                  Positions          Election or   Termination
Name                Held             Designation   or Resignation
----                ----             -----------   --------------
Michael Ivezic    President            5/18/99         *
                  Director             5/18/99         *
Stewart Somers    Chief Financial
                  Officer              5/18/99     10/15/99
                  Treasurer            5/18/99     10/15/99
                  Executive Vice
                  President            5/18/99     10/15/99
David Pamenter    Secretary            5/18/99         *
Brian J.
DeChamplain       Executive Vice
                  President            5/18/99         *
                  Chief Technology
                  Officer              5/18/99         *
                  Director             5/18/99         *
Frank Gerlach     Vice President       5/18/99         *
                  Chief Engineer       5/18/99         *
                  Director             5/18/99         *
Michael St.       Vice President       5/18/99         *
Eve
Tony Monga       Director             5/18/99         *
Frank            Executive Vice       10/1/99         *
Neuperger        President                            *
Bob Hill         Vice President       10/1/99         *

Diane Wigley     Director             10/1/99         *

Corie Merrell    Director              2/1/96      5/18/99
                 Secretary/            2/1/96      5/18/99
                 Treasurer

David C. Merrell President             2/1/96      5/18/99
                 Director


          * These persons presently serve in the capacities indicated.

Business Experience.
--------------------

          Michael Ivezic, Acting President, Director. From 1997 to present, Mr. Ivezic has been the Managing Director of Frankopan & Co, Inc. Between 1994 and 1997, he was President and CEO of Luminart Inc. Mr. Ivezic is providing overall direction to Centraxx during its startup and development phase. Mr. Ivezic has 15 years experience in managing the startup and growth phases of several companies. He has extensive expertise in identifying high potential business opportunities and raising the necessary working capital for these ventures.

          David Pamenter, Secretary. Mr. Pamenter, a lawyer, has been a partner with Gowling, Strathy & Henderson from 1997 to present. Prior to this, he was a partner in the law firm of Lang, Michener.

          Brian J. DeChamplain, Executive Vice President, Chief Technology Officer, Director. Mr. De Champlain, a co-founder of Centraxx Corp., the Company's predecessor, brings 16 years of management and RF electronic design experience in the communications, cable TV, broadcast and consumer product industries. His technical accomplishments include the design and patent of new video and RF based scrambling systems for the cable TV, broadcast industries and consumer RF markets. He has several patents to his credit and is well respected as a RF product designer.

          Frank Gerlach, Vice President, Chief Engineer and Director. Mr. Gerlach is a co-founder of Centraxx Corp. Between 1986 and 1996, Mr. Gerlach was employed by Spar Aerospace as a Senior Project Engineer responsible for projects including the redesign of the Canada Arm and integration of a fiber
optic based naval communications systems.   From 1996 to 1997, Mr. Gerlach was
Vice President of Paltrac International Corporation.

          Michael St. Eve, Vice President. Mr. St. Eve brings 26 years of experience in the radio communications industry. From 1995 to 1997, Mr. St. Eve was President of Midland International Corp. and thereafter was an independent consultant until he joined Centraxx Corp. in August 1998. Between 1990 and 1996, he was Executive Vice President of Simmonds Capital Limited. His substantial expertise in the management of the sales and distribution process for various wireless products will ensure effective penetration of the Centraxx product in the market place.

          Tony Monga, Director. From 1994 to present Mr. Monga, as Managing Director, has been directing the operations of MVS Mode Inc., a company engaged in international trade liaison and consulting. Mr. Monga brings 20 years of experience as a management and financial consultant for several large international companies dealing and negotiating with international joint ventures, government corporation or state authorities in different cultural environments. His expertise will be vital as Centraxx crosses political borders and establishes itself as global power.

          Frank Neuperger, Executive Vice President. Mr. Neuperger has a proven track record in managing emerging technology companies and holds several patents. His expertise includes experience with terrestrial and satellite wireless communications, GPS and precision positioning systems, most notably with Satloc Inc.and Ameritech.

          Bob Hill, Vice President   Sales, Strategic and Specialty Markets.
Mr. Hill brings over 20 years of sales and marketing experience with leading international consumer products corporations. His expertise in new product launches and distribution channel programming will ensure the rapid awareness and acceptance of the Centraxx technology and products in the international marketplace. The familiarity gained with distribution channels applicable to Centraxx will be vital to accelerating customer support of the product offering.

          Diane Wigley, Director. Ms. Wigley has been a principal and Secretary Treasurer of Consolidated Insurance Brokers Limited since 1970. She was President of the Insurance Brokers of Metropolitan Toronto in 1992 and was the first female President, in 1996, of the Insurance Brokers Association of Ontario.

Significant Employees.
----------------------

          None; not applicable.

Family Relationships.
---------------------

          None; not applicable.

Involvement in Certain Legal Proceedings.
-----------------------------------------

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

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

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

Cash Compensation.
------------------

          The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                        SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
          Annual Compensation             Awards     Payouts
  (a)           (b)      (c)    (d)   (e)     (f)          (g)    (h)    (i)

Name and     Years or              other                               all
principal    periods               Annual   restricted option/  LTIP   other
position     Ended       $     $   Compen-  Stock      SAR's   Payouts Compen-
                      Salary Bonus sation awards$    #       $         sation$
------------------------------------------------------------------------------
Michael       12/31/99   0     0     0         0           0      0       0
Ivezic, Pres
Director

Stewart Somers12/31/99 $83900  0     0         0           0      0       0
CFO, Tres, VP

David Pamenter12/31/99   0     0     0         0           0      0       0
Sec

Brian J.
DeChamplain   12/31/99 $76444  0     0         0           0      0       0
Exec VP, CTO,
Director

Frank Gerlach 12/31/99 $72619  0     0         0           0      0       0
VP, Chief Eng
Director

Michael St.
Eve           12/31/99 $63000  0     0         0           0      0       0
V.P

Tony Monga    12/31/99   0     0     0         0           0      0       0
Director

Frank
Neuperger     12/31/99 $33150  0     0         0           0      0       0
Exec. VP

Bob Hill      12/31/99 $42200  0     0         0           0      0       0
V.P.

Diane Wigley  12/31/99   0     0     0         0           0      0       0
Director

Corie Merrell 12/31/98   0     0     0         0           0      0       0
Sec/Tres      12/31/97   0     0     0         0           0      0       0
Director

David C.      12/31/98   0     0     0         0           0      0       0
Merrell       12/31/97   0     0     0         0           0      0       0
President
Director

          No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ending December 31, 1998 and 1999, or the period ending on the date of this Report. Further, no member of the Company's management has been granted any option or stock appreciation right, except those in the following table:

Name                         Option             Vested       Option Price
                            Awarded             Option         (USD)
----------------------------------------------------------------------------
Michael Ivezic              75,000            6,233           $2.50
Tony Monga                  75,000            6,233           $2.50
Diane Wigley                75,000            6,233           $2.50
Frank Gerlach              150,000          116,438           $0.70
Frank Gerlach               75,000            6,233           $2.50
Brian De Champlain         150,000          116,438           $0.70
Brian De Champlain          75,000            6,233           $2.50
Michael St. Eve            150,000           65,753           $0.70
Bob Hill                   105,000           78,151           $0.70
Frank Neuperger            175,000           18,699           $2.62
Stewart Somers             175,000           75,000           $0.70

Compensation of Directors.
--------------------------

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

Termination of Employment and Change of Control Arrangement.
------------------------------------------------------------

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
-----------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

          The following table sets forth the share holdings of those persons who own more than five percent of the Company's common stock as of December 31, 1999, and to the date hereof:

                                            Number and Percentage
Name and Address                         of Shares Beneficially Owned
----------------                         ----------------------------

Heartland Trust                              3,000,000      16.71%
Champion Business Services, Inc.             2,200,000      12.25%
Worldwide Consulting Services, Inc.          2,200,000      12.25%
High Tech Systems, Inc.                        950,000       5.29%
Apollo Systems Ltd.                            950,000       5.29%

TOTALS                                       9,300,000      51.82%


Security Ownership of Management.
---------------------------------

     The following table sets forth the share holdings of the Company's directors and executive officers as of December 31, 1999, and to the date hereof:

                                             Number and Percentage
Name and Address                          of Shares Beneficially Owned
----------------                          ----------------------------

Michael Ivezic                                  20,000         .11
David Pamenter                                  --0         -0-
Brian J. DeChamplain                            93,000         .52
Frank Gerlach                                   87,300         .48
Michael St. Eve                                 11,650         .06
Tony Monga                                       3,000         .01
Frank Neuperger                                  --0         -0-
Bob Hill                                         5,000         .02
Diane Wigley                                     --0         -0-
Frankopan & Co., Inc.                           15,000(1)      .08
Paltrac International Corporation              100,000(2)      .55
TOTALS                                         334,950        1.83

  (1)  Is controlled by Michael Ivezic.
  (2) 100,000 shares are held in the name of Paltrac International Corporation. Brian De Champlain and Frank Gerlach each own 50% of Paltrac International Corporation.

Changes in Control.
-------------------

         None, except see the 8-K Current Report dated May 18, 1999. See Part III, Item 13.

Item 12. Certain Relationships and Related Transactions.
-------------------------------------------------------

Transactions with Management and Others.
----------------------------------------

          Except as indicated below, or under the headings "Sales of Unregistered Securities During the Past Five Years," of Part I, Item 1, of the 10-KSB Annual Report for the year ended December 31, 1997, or the caption "Executive Compensation," Part III, Item 10, there were no material transactions, or series of similar transactions, during the Company's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to the Company to own of record or beneficially more than five percent of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

         The Company paid management fees in the amount of $203,623 to a company subject to significant influence by one of the Company's directors.

         The Company also paid scientific research and development consulting expenses in the amount of $143,550 to two companies that were each controlled by two directors of the Company.

Certain Business Relationships.
-------------------------------

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

Transactions with Promoters.
----------------------------

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

Item 13. Exhibits and Reports on Form 8-K.
-----------------------------------------

Reports on Form 8-K.
--------------------

8-K Current Report dated May 18, 1999, as amended, and respectively filed with the Securities and Exchange Commission on June 18, 1999 and August 13, 1999.

                                                   Exhibit
Exhibits*                                          Number
Number.                                             -------
-------
           (i)

Subsidiaries                                          21

Financial Data Schedule                               27

          (ii)                                Where Incorporated
                                                In This Report
Number.                                        ------------------
-------

10-KSB Annual Report for the year ended           Part I, Item 1
December 31, 1998                                 Part II, Item 5
                                                  Part III, Item 10
     Articles of Incorporation of SRS             Part III, Item 12
     Technical, Inc. dated January 15, 1986

     Certificate of Amendment to Articles of
     Incorporation of SRS Technical, Inc. dated
     June 5, 1987

     Certificate of Amendment to the Articles of Incorporation of Composite Design, Inc., as corrected, dated December 13, 1996

10-KSB Annual Report for the year ended           Part II, Item 5
December 31, 1997

8-K Current Report dated May 18, 1999.            Part I, Item 1

8-KA Current Report dated May 18, 1999.           Part I, Item 1

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

                                   CENTRAXX, INC.


Date: 3/30/2000                  By/s/Michael Ivezic
                                   Michael Ivezic, Acting President and
                                   Director


Date: 3/30/2000                  By/s/Brian J. DeChamplain
                                   Brian J. DeChamplain, Exec. V.P., Director



          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                   CENTRAXX, INC.


Date: 3/30/2000                  By/s/Michael Ivezic
                                   Michael Ivezic, Acting President and
                                   Director


Date: 3/30/2000                  By/s/Brian J. DeChamplain
                                   Brian J. DeChamplain, Exec. V.P., Director


Date: 3/30/2000                  By/s/Tony Monga
                                   Tony Monga, Director


Date: 3/30/2000                  By/s/Frank Gerlach
                                   Frank Gerlach, Director