Form 10KSB/A
period 1999-12-31
CENTRAXX INC
filed 2000-04-03
CIK 789747

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSBA

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

Securities Registered under Section 12(g) of the Exchange Act:
                       $0.001 par value common stock

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

     March 31, 2000 - $109,773,958. There are approximately 10,211,531 shares of common voting stock of the Registrant held by non-affiliates. The Registrant has valued these shares on the low bid price per share on March 30, 2000.

               (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

                             Not Applicable.

                (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                          March 31, 2000

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

                                   CENTRAXX, INC.


Date: 4/03/2000                  By/s/Michael Ivezic
                                   Michael Ivezic, Acting President and
                                   Director