Form 10QSB
period 2000-03-31
CENTRAXX INC
filed 2000-05-15
CIK 789747

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: March 31, 2000

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

                             March 31, 2000
                        common - 17,946,481 shares

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

CENTRAXX, INC.
(A DEVELOPMENT STAGE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)
(Unaudited)

                                      March 31,    December 31,
                                           2000            1999
Assets
Current

Cash                                    250,650         234
Prepaid expenses                         34,019      42,231

                                        284,669      42,465

Capital assets                          220,267     191,413
Other assets                             16,736      16,671

                                        521,672     250,549

LIABILITIES

Current

Accounts payable and accrued
liabilities                             351,890     508,724


Long Term Convertible Debenture       2,000,000     906,319

                                      2,351,890   1,415,043

SHAREHOLDERS' DEFICIENCY

Capital Stock                            17,946      17,946
Contributed Surplus                   2,498,958   2,498,958
Accumulated other comprehensive loss     (5,110)     (3,903)
Deficit                              (4,342,012) (3,677,495)
                                     (1,830,218) (1,164,494)
                                        521,672     250,549

CENTRAXX, INC
(A Development Stage Company
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)
(Unaudited)
                                                             Aug.8, 1997 to
                                                              Mar. 31, 2000
      Three Months Ending March 31      2000      1999          Cumulative
      Sales                         $          -     $    -     $       -

      Cost of sales                            -          -             -

      Gross margin                             -          -             -

      Expenses

        Marketing and public relations      55,859     25,048       485,090
        Management fees                     61,644     44,381       356,829
        Professional fees                   15,745     31,264       287,065
        Salaries and other administration  162,925    141,684     1,168,454
        Research and development costs     320,158    180,551     1,825,255
        Depreciation and amortization       20,279     16,701       175,976
        Interest on convertible debentures  27,776        -          36,580
        Foreign exchange (gain) loss           130        -           6,763
                                           664,516    439,629     4,342,012

      Net loss                      $      664,516  $ 439,629   $ 4,342,012

      Net loss per share, basic and
        diluted (Note 1)            $        (0.04) $   (0.03)


         Weighted average shares, basic
        and diluted                     17,946,481 15,080,330

Centraxx, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)
      Three Months Ending March 31                         2000       1999
      Cash flows from (applied to)

        Operating
          Net loss                                   $(664,516)   $(439,629)
          Depreciation and amortization                 20,279       16,701
                                                      (644,237)    (422,928)
          Changes in
            Prepaid expenses                             8,212      (10,270)
            Accounts payable and accrued liabilities  (156,834)     (43,082)
                                                      (792,859)    (476,280)

        Financing
          Issue of shares                                  -        478,517
          Issue of convertible debenture             1,093,681          -
                                                     1,093,681      478,517

        Investing
          Purchase of capital assets                   (49,647)         -

        Foreign currency effect on cash                   (759)         -

      Net increase in cash during the year              250,416       2,237

      Cash, beginning of period                             234         141

      Cash, end of period                            $  250,650    $  2,378


      Centraxx, Inc.
      (A Development Stage Company)
      Notes to the Condensed Consolidated Financial Statements
      (Expressed in U.S. Dollars)
      (Unaudited)
      March 31, 2000

      1.    General

      The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation for each of the periods presented. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.

      As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual consolidated financial statements and footnotes thereto. For further information, refer to the consolidated financial statements and related footnotes for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-KSB.

      Basis of presentation

      The condensed consolidated financial statements include the accounts of Centraxx, Inc. and its wholly owned subsidiary, Centraxx Corp.

      On May 18, 1999, Centraxx, Inc. acquired 100% of the outstanding common stock of Centraxx Corp. from various shareholders (the Acquisition). The Acquisition resulted in the owners and management of Centraxx Corp. having effective control of the combined entity.

      Under reverse takeover accounting, the post reverse-acquisition comparative historical financial statements of the "legal acquirer" (Centraxx, Inc.), are those of the "legal acquiree" (Centraxx Corp.) (i.e. the accounting acquirer).

       Income taxes

      Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

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

   Centraxx, Inc.
      (A Development Stage Company)
      Notes to the Condensed Consolidated Financial Statements
      (Expressed in U.S. Dollars)
      (Unaudited)
      March 31, 2000

      1.    General (continued)

      There were stock options outstanding at March 31, 2000, to purchase 2,440,000 shares of common stock which were not included in the computation of diluted earnings per share because to do so would be antidilutive.

      Basic weighted average shares outstanding for the period were 17,946,481 (1999, 15,080,330).


      2.    Subsequent event

      On May 9, 2000, the Company entered into a financing arrangement with a non-related party. The arrangement provides for $1,000,000 to be advanced as follows:

            May 15, 2000                     $                  100,000
            May 31, 2000                     $                  150,000
            June 15, 2000                    $                  250,000
            July 15, 2000                    $                  250,000
            August 15, 2000                  $                  250,000

      Interest of 12% per annum will be charged on the outstanding balance. The loan will be required to be repaid at the earlier of September 30, 2000, or when alternative sources of financing are arranged.

      Item 2.   Management's Discussion and Analysis or Plan or Operation.

Plan of Operation
-----------------

Centraxx is a company that is developing high-speed, two-way wireless data communications, with a specialization in location technologies. The Company is the first in the industry to have developed a low cost, tracking, locating and monitoring system utilizing revolutionary UNI-POINT (TM) technology with numerous network-based and stand-alone applications. The UNI-POINT technology is proprietary and United States and Spain patents are pending. There can be no assurances that any patents will issue or that, if issued, the Registrant will have sufficient resources to protect its intellectual property rights.

The Centraxx System utilizes radio frequency in a unique configuration of voice, data and radar communication to track, locate, contain or monitor vehicles, cargo, and equipment. The hardware consists of a receiver or Base Station and an Electronic Location Tag ("Tag"). The object to be secured is tagged and the Base Station monitors the relative position of the Tag. A network of Base Stations enables the Centraxx System to monitor the location of the tagged object over the network coverage area. This process occurs on a real-time basis utilizing UNI-POINT tracking. UNI-POINT or single-point tracking represents a breakthrough in the industry, as it is more reliable and substantially more cost effective than alternative conventional triangulation systems such as Global Positioning Satellite Systems. Market research indicates that the Centraxx product is significantly less expensive than its nearest competitor in the industry while offering a more reliable and accurate system.

The Centraxx product is able to track and locate a tagged vehicle to within 10 meters. The system is self-arming so that a theft is detected while still in progress and will automatically prompt action by a monitoring center and relevant authorities. The Centraxx product will be offered with an optional PLUS service in order to further differentiate the Centraxx product from its competitors. Market research indicates that this combination of vehicle tracking and Roadside/Emergency Notification will provide product acceptance by a security conscious consumer market.

Although management believes that there may be numerous potential applications for Centraxx's technology, Centraxx intends initially to focus its efforts on the stolen vehicle tracking and recovery industry by introducing a more accurate, reliable and affordable product utilizing the UNI-POINT technology. The Company has entered into a sales and market agreement with a major insurance company and is currently in advanced negotiations with other major insurance companies, auto clubs, and automobile distributors to form for this market. The Company has entered into some geographic joint ventures and is negotiating with other joint venture partners to form alliances to quickly penetrate global market. There can be no assurances that any agreements will be obtained or that if will provide material financial benefit to the company.


In future the Company plans to leverage its technology advantages and network capacity to become a highly diversified wireless communications company by introducing new products and services such as LifeLink, fleet management, personal security and asset tracking; all of which take advantage of the Centraxx flexible platform technology.







The Company's focus is on research and development of its UNI-POINT technology, the engineering sample of which was successfully demonstrated on December 9, 1999. The enhancement, miniaturization to commercialize the technology is under development. A regional network rollout consisting of multiple base stations will be commencing within the next six months at that time tag sales are expected to commence. The technology can be deployed to provide effective solutions for safety, security, and two-way wireless data communication and location information. The Company has not yet generated any revenues except some deposits from potential joint venture partners.

Results of Operations
---------------------

For three months ended March 31, 2000 compared to March 31, 1999:

The current period loss is $ 664,516 compared to $ 439,629 for the corresponding three months ending of March 1999.

The Company's general and administrative costs increased $ 53,796 primarily as a result of increased sales and marketing activities. The Company accrued $ 27,776 debenture interest to a related party during the three months ended March 31,2000.

The Company's research and product development costs increased $ 139,607 during the three months ended March 31,2000 as compared to the three months ended on March 1999. The primary reasons are the increase in manpower expenditures as the Company hired a significant number of additional personnel to assist in the commercialization of the product development. The Company's commitment to UNI-POINT technology is reflected by its total cumulative investment in research and product development since inception in the amount of $1,825,255 representing 42% of the Company's operating cash activities.

Amortization incurred was not materially changed between the respective periods.

Liquidity and Capital Resources
-------------------------------

During the second week of May the Company entered into a temporary financing arrangement with a non-related party to facilitate ongoing monthly funding to a total amount of $1 million. A schedule of the monthly amounts to be advanced in the form of a short-term loan bearing 12% interest is included in note 2 of the financial statements. Centraxx Corp has guaranteed and provides a General Security Agreement to comply with their obligation of repayment. Pursuant to the terms of the loan, interest payment is deferred till the maturity. The principal and interest is due and payable on September 30, 2000 or when alternative sources of financing are arranged whichever is earlier. The Company expects to utilize the funds received from such financing for the continuation of the development of its UNI-POINT technology and for general operating purposes.

The Company anticipates that it will require further financing to implement its business plan.

During the balance of the current fiscal year, the Company expects that its operating capital requirements will be $ 6 million. The Company is negotiating with some of the investors directly and has engaged Ernst and Young Corporate Finance Inc. to assist it with a private equity placement of up to $10,000,000. The planned use from such offering will be for the implementation of the Company's UNI-POINT technology in the corporate markets of Southern Ontario, Canada and Southern California as well as for the Company's operating capital requirements. Thereafter, the Company expects that it will need to seek additional capital through one or more public or private offerings of debt or equity. There can be no assurance that the Company will be successful in obtaining any such funds on terms acceptable to it, if at all.

The Company is in the process of searching for a President and VP Finance and expects they will be hired in the next quarter of the current fiscal year. In the interim, Mr. Michael Ivezic, the Managing Director of Frankopan & Co., Inc, is providing overall management of the Company. Significant increases in the number of employees, primarily in manufacturing and distribution, are anticipated during Q2/ 2000.


Risks and Uncertanties
----------------------

As of the date of this Report, the Company anticipates that its technology will not be available for sale or distribution for at least the next twoquarters. The company has no established source of revenues and is dependent on its ability to raise further funding. There can be no assurance that the Company will be successful in obtaining any funding at reasonable terms.
There can be no assurance that the Company will be able to complete the commercial development of its technology as of that time, or at any time, or that the Company will be able to sell or distribute its UNI-POINT technology to generate profitable operations at that time or in the foreseeable future. There can be no assurance that the technology will be successfully released to the market or that the Company will profit therefrom.


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

Item 6.   Exhibits and Other Reports on Form 8-K.

     (a)       Exhibits.

     27   Financial Data Schedule

      Annual Report on Form 10-KSB for the calendar year ended December 31, 1999, incorporated herein by reference.

     (b)       Reports on Form 8-K.

      None, not applicable.


                           SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CENTRAXX, INC.


Date:                           /s/Mike Ivesic
     --------------                  -----------------------------
                                     Mike Ivesic, President and Director


     Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                     CENTRAXX, INC.


Date:                                /s/Mike Ivesic
     --------------                  -----------------------------
                                     Mike Ivesic, President and Director