Form 10QSB
period 2000-06-30
CENTRAXX INC
filed 2000-08-15
CIK 789747

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: June 30, 2000

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

                             June 30, 2000
                        common - 17,946,481 shares

Transitional Small Business Disclosure Format (Check One) : Yes [x] No [ ]


Item 1.   Financial Statements

     The consolidated financial statements of the Company required to be filed with this Form 10-QSB Quarterly Report were prepared by management and reviewed by the Company's Independent Auditor and commence on the following page, together with related Notes. In the opinion of management, these Consolidated Financial Statements fairly present the financial condition of the Company.

CENTRAXX, INC.
(A DEVELOPMENT STAGE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)
(Unaudited)

                                       June 30,    December 31,
                                           2000            1999
Assets
Current

Cash                                     36,808         234
Prepaid expenses                         12,662      42,231

                                         49,470      42,465

Capital assets                          255,577     191,413
Other assets                             19,056      16,671

                                        324,103     250,549

LIABILITIES

Current

Accounts payable and accrued
liabilities                           1,192,119     508,724
Short Term Loan                         299,244

Long Term Convertible Debenture       2,000,000     906,319

                                      3,491,363   1,415,043

SHAREHOLDERS' DEFICIENCY

Capital Stock                            17,946      17,946
Contributed Surplus                   2,498,958   2,498,958
Accumulated other comprehensive income
(loss)                                    2,731     (3,903)
Deficit                              (5,686,895) (3,677,495)
                                     (3,167,260) (1,164,494)
                                        324,103     250,549

CENTRAXX, INC
(A Development Stage Company
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)
(Unaudited)

      Three Months Ending June 30      2000      1999
      Sales                         $          -     $    -

      Cost of sales                            -          -

      Gross margin                             -          -

      Expenses

        Marketing and public relations      44,296     42,280
        Management fees                     60,130     45,583
        Professional fees                  190,098        463
        Salaries and other administration  228,366    161,610
        Research and development costs     752,239    175,643
        Depreciation and amortization       19,688     16,927
        Interest on convertible debentures  41,571        -
        Foreign exchange loss                8,495        -
                                         1,344,883    442,506

      Net loss                      $    1,344,883  $ 442,506

      Net loss per share, basic and
        diluted (Note 1)            $        (0.07) $   (0.02)


         Weighted average shares, basic
        and diluted                     17,946,481  17,907,081
   See accompanying notes to the condensed consolidated finanical statements.

CENTRAXX, INC
(A Development Stage Company
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)
(Unaudited)
                                                             Aug.8, 1997 to
                                                              June 30, 2000
      Six Months Ending June 30      2000      1999          Cumulative
      Sales                         $          -     $    -     $       -

      Cost of sales                            -          -             -

      Gross margin                             -          -             -

      Expenses

        Marketing and public relations     100,155     67,328       529,386
        Management fees                    121,774     89,964       416,959
        Professional fees                  205,843     31,727       477,163
        Salaries and other administration  391,291    303,294     1,396,820
        Research and development costs   1,072,397    356,194     2,577,494
        Depreciation and amortization       39,967     33,628       195,664
        Interest on convertible debentures  69,347        -          78,151
        Foreign exchange loss                8,625        -          15,258
                                         2,009,399    882,135     5,686,895

      Net loss                      $    2,009,399  $ 882,135    $5,686,895

      Net loss per share, basic and
        diluted (Note 1)            $        (0.11) $   (0.05)


         Weighted average shares, basic
        and diluted                     17,946,481  17,907,081
   See accompanying notes to the condensed consolidated finanical statements.

Centraxx, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)
      Six Months Ending June 30                         2000       1999
      Cash flows from (applied to)

        Operating
          Net loss                                 $(2,009,399)   $(882,135)
          Depreciation and amortization                 39,967       33,628
                                                    (1,969,432)    (848,507)
          Changes in
            Prepaid expenses                            29,569       13,186
            Accounts payable and accrued liabilities   683,395      186,354
                                                    (1,256,468)    (648,967)

        Financing
          Issue of shares                                  -        655,826
          Issue of convertible debenture             1,093,681          -
          Issue of short term loans                    299,244          -
                                                     1,392,925      655,826

        Investing
          Purchase of capital assets                  (103,355)     (12,470)
          Additions to Other assets                     (2,385)      (1,333)
                                                      (105,740)     (13,803)

        Foreign currency effect on cash                  5,857          -

      Net increase in cash during the year              36,574       (6,944)

      Cash, beginning of period                            234          142

      Cash, end of period                            $  36,808     $ (6,802)

See accompanying notes to the condensed consolidated financial statements.

      Centraxx, Inc.
      (A Development Stage Company)
      Notes to the Condensed Consolidated Financial Statements
      (Expressed in U.S. Dollars)
      (Unaudited)
      June 30, 2000

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

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual consolidated financial statements and footnotes thereto. For further information, refer to the consolidated financial statements and related footnotes for the year ended December 31, 1999 included in the Company's Annual Report on Form 1 O-KSB.

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

Loss per share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, Eamings Per Share. SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shares by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

Centraxx, Inc.
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
June 30, 2000

1.      General (continued)

There were stock options outstanding at June 30, 2000, to purchase 3,222,500 shares of common stock which were not included in the computation of diluted earnings per share because to do so would be antidilutive.

Basic weighted average shares outstanding for the period were 17,946,481 (1999 17,907,081).

2.    Subsequent event

On July 13, 2000, the Company completed the negotiation of an $18 million Private Placement with non-related parties. Under the terms of the agreement the company may draw down up to $1.5 million per month during a twelve consecutive month period, subject to specific draw down conditions. The share issuance price for each draw down is to be based on the average trading price of Centraxx's common stock during the applicable 22 trading day period that precedes the closing of each draw down, discounted not less than 8% and not more than 13% from the volume weighted average price during that period, depending on which market Centraxx's common stock is listed or quoted. Centraxx may commence the draw downs once it has filed an S-1 registration statement with the Securities and Exchange Commission and it has been declared effective.

Item 2.   Management's Discussion and Analysis or Plan or Operation.

Plan of Operation
-----------------

Centraxx is a company that is developing two-way wireless data communications, with a specialization in location technologies. The Company is the first in the industry to have developed a low cost, tracking, locating and monitoring system utilizing revolutionary UNI-POINT (TM) technology with numerous network-based and stand-alone applications. The UNI-POINT technology is proprietary and patents are pending. There can be no assurances that any patents will issue or that, if issued, the Company will have sufficient resources to protect its intellectual property rights.

The Centraxx System utilizes radio frequency in a unique configuration of data and radar communication to track, locate, contain or monitor vehicles, cargo, and equipment. The hardware consists of a receiver or Base Station and an Electronic Location Tag ("Tag"). The object to be secured is tagged and the Base Station monitors the relative position of the Tag. A network of Base Stations enables the Centraxx System to monitor the location of the tagged object over the network coverage area. This process occurs on a real-time basis utilizing UNI-POINT tracking. UNI-POINT or single-point tracking represents a breakthrough in the industry, as it is more reliable and substantially more cost effective than alternative conventional triangulation systems such as Global Positioning Satellite Systems. Market research indicates that the Centraxx product is significantly less expensive than its nearest competitor in the industry while offering a more reliable and accurate system.

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

Although management believes that there may be numerous potential applications for Centraxx's technology, Centraxx intends initially to focus its efforts on the stolen vehicle tracking and recovery industry by introducing a more accurate, reliable and affordable product utilizing the UNI-POINT technology. The Company has entered into a sales and market agreement with major insurance companies and is currently in advanced negotiations with other major insurance companies, auto clubs, and automobile distributors to form for this market. The Company has entered into some geographic joint ventures and is negotiating with other joint venture partners to form alliances to quickly penetrate global market. There can be no assurances that any agreements will be obtained or that if will provide material financial benefit to the company.

In future, the Company plans to leverage its technology advantages and network capacity to become a highly diversified wireless communications company by introducing new products and services such as LifeLink, fleet management, personal security and asset tracking, all of which take advantage of the Centraxx flexible platform technology.

The Company's focus is on research and development of its UNI-POINT technology, the engineering sample of which was successfully demonstrated on December 9, 1999. The enhancement, miniaturization to commercialize the technology is under development. A regional network rollout consisting of multiple base stations will be commencing within the next nine months at that time revenue is expected to commence. The technology can be deployed to provide effective solutions for safety, security, and two-way wireless data communication and location information. The Company has not yet generated any revenues except some deposits from potential joint venture partners.

Results of Operations
---------------------

For three months ended June 30, 2000 compared to June 30, 1999

--------------------------------------------------------------

The Company generated a gross loss of $1,344,883 during the second quarter compared to the corresponding 1999 second quarter loss of $442,506.

Total general and administrative expenses were $522,890 for the three month period ending June 30, 2000, which represented an increase of $272,954 over the same period last year. Principal reasons for this increase included higher payroll/benefit costs resulting from headcount growth and increases in fees incurred for professional services.

The Company's research and product development costs were $752,239 for the second quarter of fiscal year 2000 compared to $175,643 during the same period in 1999. This $576,596 increase was primarily related to planned manpower growth and higher R&D consulting charges. The Company is modifying both product design and hardware configurations, in order to meet production cost targets and to enhance future applications of the UNI-POINT technology.

The Company accrued $41,571 debenture interest to a related party during three months ended June 30, 2000. Amortization incurred was not materially changed between the respective periods.

For six months ended June 30, 2000 compared to June 30, 1999
------------------------------------------------------------

The current six months gross loss was $2,009,399 compared to a loss of $882,135 for the corresponding 1999 period.

General and administrative costs increased by $326,750 over the corresponding period in 1999 and totaled $819,063 for the six month period ending June 30, 2000. Salary/benefit related expenses and professional fees accounted for over 80% of the general and administration cost increases.

The Company's research and product development costs increased by $716,203 during the first half of fiscal year 2000, as compared to the same period in 1999. This increase can be attributed to salary expenses relating to growth in technical and engineering head count and to growth in research and development consulting fees. The Company's total investment in research and product development since inception has been $2,577,494, representing approximately 47% of the companies operating cash activities.

The Company accrued $69,347 debenture interest to a related party during six months ended June 30, 2000. Amortization incurred was not materially changed between the respective periods.


LIQUIDITY AND CAPITAL RESOURCES

The Company completed negotiations on an $18 million Private Placement with non-related parties on July 18, 2000. Under the terms of the agreement the Company may draw down up to $1.5 million per month during a 12 consecutive month period, subject to specific draw down conditions. The share issuance price for each draw down is to be based on the average trading price of Centraxx's common stock during the applicable 22 trading day period that precedes the closing of each draw down, discounted not less than 8% and not more than 13% from the volume weighted average price during that period, depending on which market Centraxx's common stock is listed of quoted. Centraxx may commence the draw downs once it has filed an S-1 registration statement with the Securities and Exchange Commission, and it has been declared effective.

This offering will provide funds required to sustain operations for the balance of the year and will also allow for the implementation of the Company's UNI-POINT technology in the corporate markets of Southern Ontario, Canada and Southern California, as well as for the Company's operating capital requirements. Thereafter, the Company expects that it will need to seek additional capital through one or more public or private offerings of debt or equity. There can be no assurance that the Company will be successful in obtaining any such funds on terms acceptable to it, if at all


The Company is in the process of searching for a President that it expects will be hired in the next quarter of the current fiscal year. In the interim, Mr. Michael Ivezic, the Managing Director of Frankopan & Co., Inc, is providing overall management of the Company.


RISKS AND UNCERTANTIES

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


Date: 8/14/2000                      /s/Mike Ivesic
     --------------                  -----------------------------
                                     Mike Ivesic, President and Director


     Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                     CENTRAXX, INC.


Date: 8/14/2000                      /s/Mike Ivesic
     --------------                  -----------------------------
                                     Mike Ivesic, President and Director