Form 10QSB/A
period 2000-06-30
CENTRAXX INC
filed 2000-08-15
CIK 789747

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


Date: 8/15/2000                      /s/Mike Ivesic
     --------------                  -----------------------------
                                     Mike Ivesic, President and Director


     Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                     CENTRAXX, INC.


Date: 8/15/2000                      /s/Mike Ivesic
     --------------                  -----------------------------
                                     Mike Ivesic, President and Director