Form 10QSB
period 2000-09-30
CENTRAXX INC
filed 2000-11-16
CIK 789747

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: September 30, 2000

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

                           November 15, 2000
                        common - 18,033,177 shares

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

Centraxx, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

[CAPTION]

Three Months Ending September 30            2000                1999


Sales                                      $        -           $        -

Cost of sales                                       -                    -

Gross margin                                        -                    -

Expenses

  Marketing and public relations                43,522               21,160

  Management fees                               30,196               45,563

  Professional fees                            119,308                7,744

  Salaries and other administration            214,229              176,488

  Research and development costs               836,380              205,492

  Depreciation and amortization                 27,302               18,176

  Interest                                      39,756                   -

  Foreign exchange loss                         44,885                   -

                                             1,355,578              474,622

Net loss                                   $ 1,355,578            $ 474,622

Net loss per share, basic and
  diluted (Note 1)                         $    ($0.08)           $  ($0.03)

Weighted average shares, basic
  and diluted                               18,010,062           16,775,408


See accompanying notes to the condensed consolidated financial statements.

[CAPTION]

Centraxx, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

                                                              Aug.8, 1997 to
                                                            September 30, 2000
Nine Months Ending September 30        2000           1999      Cumulative


Sales                               $       -      $       -    $           -

Cost of sales                               -              -                -

Gross margin                                -              -                -

Expenses

 Marketing and public relations         143,677         88,488        572,908
 Management fees                        151,970        135,527        447,155
 Professional fees                      325,151         39,471        596,471
 Salaries and other administration      605,520        447,509      1,611,049
 Research and development costs       1,908,777        593,959      3,413,874
 Depreciation and amortization           67,269         51,804        222,966
 Interest                               109,103            -          117,906
 Foreign exchange (gain) loss            53,510            -           60,144
                                      3,364,977      1,356,757      7,042,473

Net loss                            $(3,364,977)   $(1,356,757) $  (7,042,473)

Net loss per share, basic and
   diluted (Note 1)                 $    ($0.19)   $    ($0.08)

Weighted average shares, basic
   and diluted                       17,962,800     16,775,408


See accompanying notes to the condensed consolidated financial statements.

Centraxx, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

[CAPTION]

                                          September 30,           December 31,
                                             2000                    1999


Assets
Current
   Cash                                  $   56,715             $         234
   Prepaid expenses                              72                    42,231
                                             56,787                    42,465

Capital assets                              316,513                   191,413

Other assets                                 18,766                    16,671

                                         $  392,066             $     250,549

Liabilities
Current
   Accounts payable and
    accrued liabilities                  $1,678,410             $     508,724

   Short Term Loan                          981,563

Long term convertible debentures          2,000,000                   906,319
                                          4,659,973                 1,415,043

Shareholders' Deficiency
Capital stock                                18,183                    17,946

Contributed surplus                       2,735,682                 2,498,958

Accumulated other comprehensive loss         20,701                    (3,903)

Deficit                                  (7,042,473)               (3,677,495)
                                         (4,267,907)               (1,164,494)

                                         $  392,066             $     250,549


See accompanying notes to the condensed consolidated financial statements.

Centraxx, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

[CAPTION]

Nine Months Ending September 30                         2000            1999


Cash flows from (applied to)

   Operating

     Net loss                                  $ (3,364,977)    $ (1,356,757)

     Depreciation and amortization                   67,269           51,804

                                                 (3,297,708)      (1,304,953)

     Changes in

       Prepaid expenses                              42,159           15,160

       Accounts payable and accrued liabilities   1,371,647          395,821
                                                 (1,883,901)        (893,972)

   Financing

         Issue of shares                             35,000          655,826

     Issue of convertible debenture               1,093,681          251,482

         Issue of short term loans                  981,563               -

                                                  2,110,244          907,308

   Investing

     Purchase of capital assets                    (192,369)         (12,471)

     Additions to Other assets                       (2,095)          (1,333)
                                                   (194,464)         (13,804)

     F/X Related Adjustments                         24,603               -

Net increase in cash during the year                 56,481             (468)

Cash, beginning of period                               234              142

Cash, end of period                            $     56,715    $        (326)


See accompanying notes to the condensed consolidated financial statements.

Centraxx, Inc.
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
September 30, 2000

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

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual consolidated financial statements and footnotes thereto. For further information, refer to the consolidated financial statements and related footnotes for the year ended December 31, 1999 included in the Company=s Annual Report on Form 10-KSB.

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

Centraxx, Inc.
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
September 30, 2000

1.   General (continued)

There were stock options outstanding at September 30, 2000, to purchase 3,425,990 shares of common stock which were not included in the computation of diluted earnings per share because to do so would be antidilutive.

2. Capital Stock

Authorized:
   200,000,000 Common Shares with a par value of $0.001

Issued:
   18,033,177 Common Shares

Centraxx Inc.

     i) The following shares were issued during Q3 2000 to discharge outstanding accounts payables. Market value of the shares equalled the payable amount.


       Number issued           Price per share            Market Value
        a) 10,000                  3.00                    30,000.00
        b)   7,268                 3.97                    28,853.96
        c)   7,650                 3.98                    30,447.00
        d)   4,108                 6.50                    26,702.00
        e)   2,420                 7.00                    16,940.00
        f)   4,820                13.95                    67,239.00


     ii) In July 2000, 430 shares were issued to an employee of the company, at an issues price of $4.03 per share. These shares were recorded at a total consideration of $1,732.90. The shares were issued as a settlement of benefits owed to this employee for 1999 fiscal year.

     iii) In August 2000, 50,000 shares were issued to a former employee of the company at an issue price of $0.70 per share. The total consideration received had a value of $35,000.00. These shares were issued as part of an option agreement between the company and the former employee.

Centraxx, Inc.
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
September 30, 2000

3.  Subsequent Event

In November 2000, the company renewed its financing arrangements with a non-related party. The new arrangement provides for $1,500,000 US to be advanced as follows:

              November 2000                  $350,000
              December 2000                  $350,000
              January 2001                   $350,000
              February 2001                  $450,000

Interest of 15% per annum will be charged on the outstanding balance. This loan will be required to be repaid at the earlier of March 31, 2001 or when alternative sources of financing are arranged. The lender has the option, on or before the maturity date, to convert all or part of the due amount, including interest into equity share capital of Centraxx Inc. at $2.00 per share. In addition, repayment of the initial loan agreement completed May 2000 for $1,000,000 has been extended to December 31, 2000 from September 30, 2000. This extension bears an interest of 15% per annum.

 Item 2.   Management's Discussion and Analysis or Plan or Operation.

Plan of Operation
-----------------

Centraxx is a company that is developing two-way wireless data communications, with a specialization in location technologies. The Company is the first in the industry to have developed a low cost, tracking, locating and monitoring system utilizing revolutionary UNI-POINT (TM) technology with numerous network-based and stand-alone applications. The UNI-POINT technology is proprietary patents are pending. There can be no assurances that any patents will issue or that, if issued, that the Registrant will have sufficient resources to protect its intellectual property rights.

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

The Company's focus is on research and development of its UNI-POINT technology, the engineering sample of which was successfully demonstrated on December 9, 1999. The enhancement, miniaturization to commercialize the technology is under development. A regional network rollout consisting of multiple base stations will be commencing within next six months to eight months at that time revenue is expected to commence. The technology can be deployed to provide effective solutions for safety, security, and two-way wireless data communication and location information. The Company has not yet generated any revenues except some deposits from potential joint venture partners.

Results of Operations
---------------------

For three months ended September 30,2000 compared to September 30, 1999
--------------------------------------------------------------

The Company generated a gross loss of $ 1,355,578 during the third quarter compared to the corresponding 1999 third quarter loss of $ 474,622.

Total general and administrative expenses were $407,255 for the quarter ended September 30, compared to $250,955 for the third quarter of 1999. Expenses related to professional fees demonstrated the most significant increase over the third quarter 1999, principally due to legal and personnel recruitment related activities.

 The Company's research and product development costs increased by $630,888 during the third quarter of fiscal year 2000 to $836,380 from $205,492 for the three months ending September 30,1999. This increase was primarily related to the addition of full time engineering and technical employees, along with the enhanced use of R&D related consulting services.

The Company accrued interest expenses of $ 39,756 during the quarter, which were related to the debenture and term loans. Amortization incurred was not materially changed between the respective periods.

For nine months ending September 30, 2000  compared to September 30 1999
------------------------------------------------------------------------

The current nine month gross loss was $3,364,977 compared to a gross loss of $1,356,757 for the corresponding 1999 period.

General and administrative costs increased by $515,323 over the corresponding period in 1999 and totaled $1,226,318 for the nine month period ending September 30, 2000. This increase was primarily due to significant growth in professional fees and salary/other administrative expenses.

The company's research and development costs increased by $1,314,818 during the nine month period ending September 30, 2000 compared to the same period in 1999. The principal factors contributing to this increase were salary expenses related to increases in R&D personnel and consulting fees related to software development. The Company's total investment in research and development since inception has been $3,413,874, which represents approximately 50% of the companies operating cash activities.

The company accrued interest expenses of $109,103 over the nine month period ending September 30, 2000. Depreciation and amortization expenses were not materially changed between the respective periods.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During November 2000 the Company extended an existing financing arrangement with a non-related party. Firstly, the arrangement facilitates ongoing monthly funding, until February 2001 to a total of $1.5 million. The monthly amounts are to be advanced in the form of a short-term loan bearing an interest rate of 15%. Centraxx Corp has guaranteed and provides a general security agreement to comply with their obligation of repayment. Pursuant to the terms of the loan, interest is deferred till the maturity. The principal and interest is due and payable on March 31, 2001 or when alternative sources of financing are arranged whichever is earlier. The lender has the option, on or before the maturity date, to convert all or part of the due amount, including interest into equity share capital of Centraxx, Inc. at $2.00 per shares. Secondly, the existing loan agreement for $1.0 million has been extended to mature in December 31, 2000, from September 30, 2000. This loan extension will also be subject to interest of 15%. The Company expects to utilize the funds received from such financing for the continuation of the development of its UNI-POINT technology and for general operating purposes.

The Company is in the process of searching for a President. In the interim, Mr. Michael Ivezic, the Managing Director of Frankopan & Co., Inc, is providing overall management of the Company.

RISKS AND UNCERTANTIES
----------------------

As of the date of this Report, the Company anticipates that its technology will not be available for sale or distribution for at least the next three quarters. The company has no established source of revenues and is dependent on its ability to raise further funding. There can be no assurance that the Company will be successful in obtaining any funding at reasonable terms.
There can be no assurance that the Company will be able to complete the commercial development of its technology as of that time, or at any time, or that the Company will be able to sell or distribute its UNI-POINT technology to generate profitable operations at that time or in the foreseeable future. There can be no assurance that the technology will be successfully released to the market or that the Company will profit therefrom.


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

                                     CENTRAXX, INC.


Date: Nov. 15, 2000                /s/Frank Gerlach
     --------------                  -----------------------------
                                    Frank Gerlach, V. P. Engineering and
                                     Director


     Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                     CENTRAXX, INC.


Date: Nov. 15, 2000               /s/Frank Gerlach
     --------------                  -----------------------------
                                     Frank Gerlach, V. P. Engineering and
                                     Director