Form 10KSB
period 2000-12-31
CENTRAXX INC
filed 2001-05-30
CIK 789747

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended December 31, 2000
                               -----------------

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

                       267 Matheson Road East
                 Mississauga, Ontario Canada L4Z 1X8
                 -----------------------------------
              (Address of Principal Executive Offices)

            Issuer's Telephone Number:  (905) 502-5212

Securities Registered under Section 12(b) of the Exchange Act: None.

Securities Registered under Section 12(g) of the Exchange Act:

                    Common Stock - $0.001 Par Value

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes X    No             (2)   Yes  X     No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: December 31, 2000-$0-

For the Exhibit Index see Part III, Item 13.

     State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     March 30, 2001-$10,522,442. There are approximately 12,107,198 shares of common voting stock of the Registrant held by non-affiliates. The Registrant has valued these shares on the low bid price per share on March 30, 2001.

               (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

                             Not Applicable.

                (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                          March 31, 2001

                            18,142,142

               DOCUMENTS INCORPORATED BY REFERENCE
               -----------------------------------

          A description of "Documents Incorporated by Reference" is contained in Part III, Item 13.

   Transitional Small Business Issuer Format   Yes  X     No ___

                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

          With the exception of the formation of certain subsidiaries through which some current and future operations will be conducted, there were no material business developments concerning the Centraxx, Inc., a Nevada corporation ("Centraxx" or the "Company") during the year ended December 31, 2000.

         Two operating subsidiaries were incorporated in 2000, Centraxx Research, Inc.("Centraxx Research"), and Wireless Location Services, Inc. ("WLSI"). Centraxx Research was formed to conduct the principal research and development of the UniPoint technology; and WLSI was formed to manufacture and market the public network tracking products being developed by the Company. WLSI will subcontract the manufacturing of these products.

          The Company, through its newly incorporated investment company Centraxx International, Inc. also has a 30% equity interest in Centraxx Korea Co. Ltd. ("Centraxx Korea"). The Company and Samsung SDS Co. Ltd. (the 70% stockholder) incorporated Centraxx Korea to jointly market and distribute the Company's products in South Korea.

          For information regarding corporate developments and historical matters for 1999 and prior years, see the Company's 10-KSB Annual Reports for the years ended December 31, 1998 and 1999, which have been previously filed with the Securities and Exchange Commission, and are incorporated herein by reference. See Part III, Item 13.

          All computations herein are based upon United States Dollars.

Business.
---------

          Centraxx is a two way wireless data communications Company specializing in location technologies. The Company is the first in the industry to have developed a low cost, tracking, locating and monitoring system utilizing revolutionary UNI-POINT (trademark) technology with numerous network based and stand-alone applications. The UNI-POINT(trademark) technology is proprietary and patents are pending.

          The Centraxx System utilizes radio frequency in a unique configuration of data and radar communications to track, locate, communicate with or monitor vehicles, cargo and equipment. The hardware consists of a receiver or Base Station and an Electronic Location Tag ("Tag"). The object to be secured is tagged and the Base Station monitors the relative position of the Tag. A network of Base Stations will enable the Centraxx System to monitor the location of the tagged object over the network coverage area.
This process occurs on a real-time basis utilizing UNI-POINT(trademark) tracking. UNI-POINT(trademark) or single-point tracking represents a breakthrough in the industry as it is more reliable and substantially more cost effective than alternative systems such as Global Positioning Satellite Systems or conventional Triangulation systems.

          While the Company objective is to complete the development of the UniPoint technology and launch our tracking network, the UniPoint development effort is focused on the development of Network hardware for Centraxx Korea, and of base stations for private tracking system applications. In addition, Centraxx has incorporated WLSI (wireless location systems Inc.) through which it will market a new product that is ready for manufacturing. This new product is a GPS based Public Network tag (PN tag) that will allow Centraxx to start revenue generation by the 3rd quarter. It will blend well with our UniPoint products and allow us to offer alternative hybrid multi-mode products that can operate inside or outside of our Centraxx networks. The Company can offer customers a dual tracking system for increased coverage, cost effectiveness and security which can then be marketed across Canada and the US.

          The Company expects to start shipping the "hybrid" PN tag products in the third quarter of 2001. The strategic introduction of this technology enables Centraxx to secure this immediate revenue opportunity while it continues to commercialize the UNI-POINT system and technology. Additional industry awareness and brand recognition will also be created prior to its own Network launch.

          Although there are numerous potential applications, Centraxx will initially focus its marketing efforts on the stolen vehicle tracking and fleet management industry. In addition, the Company has entered into negotiations with a number of major insurance companies, distributors, and other interested parties to quickly penetrate this market.

         The Company has yet to deploy the UniPoint System, and has not generated any revenues. The Company has minimal assets except the UniPoint System, and has had no revenues since 1997. Nor, will the Company receive any revenues related to UniPoint until it deploys a UniPoint Network; nor will it generate any revenues from the PN tag until it begins to ship product, no assurance can be given that any future business operations of the Company will operate on a profitable basis.

Item 2.  Description of Property.
---------------------------------

          The Company's research and development group was at period end housed in an 11,000 sq. ft. facility at Mississauga, ON, Canada, consisting of 8,500 sq. ft of office space and 2,500 sq. ft of Lab space.

          On December 1, Centraxx moved its R&D group to 350 Britannia Road, Mississauga, an 85,000 sq. ft facility. Of the 85,000 sq. ft, 45,000 sq. ft of warehouse space was sublet to a tenant. The remaining 40,000 sq. ft was for Centraxx's exclusive use. That Lease was terminated at the end of January.

          On February 9th, 2001, Centraxx relocated to its current facility, 267 Matheson Blvd E., Mississauga, Ontario, to save costs.

Item 3.  Legal Proceedings.
---------------------------

          The Company is not the subject of any pending material legal proceedings. There are judgements totaling less than $75,000 to Centraxx Corp., a wholly-owned subsidiary. To the knowledge of management, no proceedings are presently contemplated against the Company by and federal, state or local governmental agency.

          Further, to the knowledge of the management, no director or executive officer is party to any action in which any has and interest adverse to the Company.

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

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------

Market Information.
-------------------

         The Company's common stock is currently quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") under the symbol "CNXX." and on the Frankfurt Exchange under the symbol "CJQ" No assurance can be given that the present market for the Company's common stock will continue or be maintained. Further, the sale of "unregistered" and "restricted" shares of the Company's common stock pursuant to Rule 144 of the Securities and Exchange Commission by members of management or others may have a substantial adverse impact on the present or future public market for the Company's common stock. For information regarding the number of "restricted securities" potentially available for resale under Rule 144, see the heading "Recent Sales of Unregistered Securities," below, under this Item.

          The following stock quotations were provided by the National Quotations Bureau, LLC, and do not represent actual transactions; they also do not reflect mark-ups, mark-downs or sales commissions.

                             STOCK QUOTATIONS

                                               CLOSING BID

Quarter ended:                          High                Low
--------------                          ----                ---
March 31, 1999                        Unpriced            Unpriced

June 30, 1999                          $3.625               $2.50

September 30, 1999                     $3.4375              $2.625

December 31, 1999                      $4.8125              $2.75

March 31, 2000                        $19.4687              $5.062

June 30, 2000                         $14.1875              $4.625

September 30, 2000                     $6.3125              $2.031

December 31, 2000                      $4.0937              $0.75

Recent Sales of Unregistered Securities.
----------------------------------------

          The following "restricted securities were issued by the Company during the years ended December 31, 1999 and 2000:
                                                                Share
Name                         Date                Price         Numbers
----------------             ----                -----         -------
Centraxx Ontario
Stockholders                  5/99                (1)        15,234,415
Supplier                     12/99               $4.36          24,390
Supplier                     12/99               $4.62          12,883
Supplier                     12/99               $8.50             517
Supplier                     12/99               $9.42           1,610
Employee                      7/00               $4.04             430(2)
Suppliers                     8/00           $3.00-$7.96        36,266
Employee                      8/00               $0.70          50,000(3)
Supplier                     10/00               $1.96           9,602
Employee                     10/00               $0.83          26,500(4)
Supplier                     11/00               $2.15          11,000
Suppliers                    12/00            $4.16-$4.86       61,863

               (1) These shares were issued in connection with the Centraxx Ontario Agreement. See the heading "Business Development," Part I, Item 1, of the 10-KSB Annual
               Report for the year ended December 31, 1999.

               (2)  Issued in settlement of former employee claim.

               (3) These shares were issued on exercise of an Option Agreement by a former employee.

               (4) These shares were issued in settlement of wages of a former employee.

          See Note 7 of the Company's financial statements accompanying this Report for additional information regarding recent sales of unregistered securities.

          All of these securities were issued to persons who were either "accredited investors," or "sophisticated investors," who, by reason of education, business acumen, experience or other factors, were fully capable of evaluating the risks and merits of an investment in the Company; and each had prior access to all material information regarding the Company. The offer and sale of these securities was believed to be exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Sections 4(2) and 4(6) thereof, and Regulation D or Regulation S of the Securities and Exchange Commission; and from various similar state exemptions.

          Sales of "restricted securities" by members of management and others could have an adverse effect on the public market for the common stock of the Company. All of the "restricted securities" outlined above that have been issued for at least one year have been held for a sufficient period of time for resale under Rule 144 of the Securities and Exchange Commission, subject to volume limitations of subparagraph (e) of this Rule and other provisions of this Rule; once two years have lapsed, all of these limitations cease for non-affiliated stockholders.

Holders.
--------

          The number of record holders of the Company's common stock as of March 31, 2001 was 640; these numbers do not include an indeterminate number of stockholders whose shares are held by brokers in street name.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

Plan of Operation.
------------------

          To date, the Company's focus has been on research and development of its UNI-POINT (trademark) technology, the engineering sample of which was successfully demonstrated on December 9, 1999. However, management feels that the Company to move quickly into revenue generation. As reflected in this report, Centraxx is currently focusing its efforts to become self-sustaining through the sale of hardware and services that operate on existing public networks with the PN Tag while continuing development of the UniPoint technology. Ultimately, the PN tag system can complement the UniPoint system to form a complete end-to-end supply chain management system, combining the low cost advantages of UniPoint with the Network coverage afforded by the Public Networks.

     The Company has entered into some geographic joint ventures and is negotiating with other joint venture partners and distributors, to form alliances to quickly penetrate the potential market. There can be no assurances that any agreements will be obtained or that if they are obtained that they will provide material financial benefit to the Company.

          Frankopan, a merchant bank focused on developing technology-based companies, has directly or indirectly supplied the initial and ongoing funding to Centraxx. Frankopan is under contract with Centraxx to manage the business of Centraxx including financial affairs, legal and corporate governance, public and investor relations service. Overall management of Centraxx, is being provided by Michael Ivezic, CEO & Chairman of Centraxx Inc. and Managing Director of Frankopan & Co. Inc.

          Centraxx entered into a funding agreement in the form of a convertible debenture held by Frankopan for the sum of $2.0M in August 1999. Security for the loan was provided by a GSA held by Frankopan. This agreement provided funding through the 2nd quarter. A bridge loan of $1.0M was arranged for by Frankopan acting as agent which became available in May of 2000.

          At the beginning of the last quarter of 2000, Centraxx continued with the development of the UniPoint Technology. Having fully utilized the $1.0M in bridge financing, Centraxx was in need of further capital in order to complete development. The $18M equity line announced in the 3rd quarter of 2000 through New York based financial group was sufficient to complete development and launch the Network in the 2nd quarter of 2001. The Company proceeded with the preparation of the registration statement and necessary filings in order that the first $1.5M under this placement would be available by November when the bridge financing ran out. At this time, the Company had in excess of 50 employees and the Company was planning to launch the UniPoint Network in the 2nd quarter of 2001.

          The Company did not file the registration statement given the deterorating market conditions at the time, it was determined that accessing the $18M was not in the best interests of the shareholders and further, the issuance of stock at the prices required would have been excessively dilutive to the shareholders.

          Frankopan arranged for a further $1.5M bridge financing reported in
the 3rd quarter report.   This financing did not materialize due to the poor
market conditions that particularly affected the High tech sector. Although a nominal amount of funding has been advanced from Frankopan, Centraxx was forced to reschedule its development effort, reduce its work force and move to a smaller facility.

          The Company is actively seeking other sources of finance. Failure to secure adequate financing in the near future will have a detrimental effect on the Company's ability to continue to operate. The board is cautiously optimistic that financing can be found given the nature of the Company's technology and its potential. The Company is in discussions with a number of potential sources.

          The Company has not yet generated any revenues except some deposits from potential joint venture partners.

Results of Operations.
----------------------

Year Ended December 31, 2000, compared to December 31, 1999.
------------------------------------------------------------

          The current year-end net loss was $(4,897,239) compared to $(1,976,435) for the corresponding 1999 period.

          Professional fees increased by $285,012 over 1999 as a result of two
major factors.   Firstly, spending on executive search services increased as
Centraxx hired new staff in 2000. Secondly, legal expenses increased as a result of the new subsidiaries and joint venture partners agreements which were put into place during 2000, along with increases in costs associated with litigation.

          Salaries and other administrative costs increased from $566,461 in 1999 to $955,713 in 2000, an increase of 68.7%. This increase resulted from moving expenses, write-down of leasehold improvements related to both the 2700 Argentia office and the 350 Britannia office and increases in expenses related to the increase in headcount.

          Management fees increased by 30.7% to $158,396 in 2000. The increase in overall general and administrative costs was mitigated by a reduction in expenses related to marketing and public relations, which decreased by $161, 259 or 51.8% in 2000 compared to 1999.

          The Company's research and product development costs increased by $2,055,309 largely due to a net increase of 30 employees in R&D by November 2000. Centraxx has invested $4,310,898 in R&D since inception, which represents approximately 50.3% of the companies operating expenses.

          Interest charges totaled $197,297 in 2000 compared to $8,804 in 1999, which reflects the financing costs associated with the convertible debenture of $2.0M and note payable in the amount of $1.0M. Due to increases in fixed assets (mostly computers and peripheral equipment) depreciation and amortization charges increased to $96,860 from $68,509.

Liquidity.
----------

           The Company anticipates that during the next twelve months its working capital requirements will be 0.6 million for the PN tag product. The planned use from such funding will be for the production and marketing of the PN tag. Funding requirements to complete the commercialization of the UniPoint technology are $5M-1M. Thereafter, the Company expects that it will need to seek additional capital through one or more public or private offerings of debt or equity to fund network deployment. There can be no assurance that the Company will be successful in obtaining any such funds on terms acceptable to it, if at all.

           An increase in the number of employees, primarily in marketing, sales and distribution are anticipated during the third quarter of 2001, when the Company's products are expected to be ready for market launch.


     Risks and Uncertainties
     -----------------------

          As of the date of this report, the Company anticipates that its UniPoint technology will not be available for sale for distribution for at least the next 4 quarters and that the PN tag will not be available until the 3rd quarter 2001. The Company has no established source of revenues and is dependent on its ability to raise further funding. There can be no assurance that the Company will be successful in obtaining any funding at reasonable terms. There can be no assurance that the Company will be able to complete the commercial development of the UniPoint technology at that time or at any time, or that the Company will be able to sell or distribute its PN tag product or the UniPoint technology to generate profitable operations at that time or in the foreseeable future. There can be no assurance that the technology will be successfully released to the market or that the Company will profit therefrom. The Company is currently in financial difficulty and without a source of funds in the near future the Company's ability to launch the PN tag product is unlikely. The Company is currently in default of its obligations to revenue Canada and has 3 million of debt outstanding. Even with a successful launch of the PN tag product, there is no assurance that the Company can meet the operational funding requirements.

     Forward-Looking Statements
     --------------------------

          This Annual Report contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance, the Company's performance, financial condition, growth and acquisition strategies, margins and growth in sales of the Company's performance, financial condition, growth and acquisition strategies, margins and growth in sales of the Company's products. For this purpose, any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements. With out limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "plan", "anticipate", "intend", "could", "estimate", "continue", "goal" or "strategy" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including those described previously in the "Risk Factors" section of the Company's 1999 Form 10-K for the year ended December 31, 1999.

Item 7.  Financial Statements.
------------------------------

                                   Centraxx, Inc.
                                   (A Development Stage Company)
                                   Consolidated Financial Statements
                                   (Expressed in U.S. dollars)
                                   December 31, 2000

   Contents









                                                             Page

      Report of Independent Accountants                         1

      Consolidated Balance Sheet                                2

      Consolidated Statement of Operations                      3

      Consolidated Statement of Shareholders' Deficiency        4

      Consolidated Statement of Cash Flows                      5

      Notes to the Consolidated Financial Statements       6 - 18

      Report of Independent Accountants


      To the Shareholders of
      Centraxx, Inc.


      We have audited the accompanying consolidated balance sheets of Centraxx, Inc. (a Nevada Corporation) and subsidiaries, a development stage company, as at December 31, 2000 and 1999 and the consolidated statements of operations, changes in shareholders' deficiency and cash flows for years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform our audits to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of Centraxx Inc, and subsidiaries as at December 31, 2000 and 1999 and the results of their operations and their cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

      The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
      Note 1 to the consolidated financial statements, the Company has no established source of revenue and is dependent on its ability to raise further amounts of funding. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      /s/Grant Thornton LLP
      Markham, Canada
      May 10, 2001                                  Chartered Accountants

      Centraxx, Inc.
      (A Development Stage Company)
      Consolidated Balance Sheet
      (Expressed in U.S. Dollars)
      December 31                                       2000       1999

      Assets
      Current
        Cash                                        $     3,990 $      234
        Prepaid expenses                                 11,967     42,231
                                                         15,957     42,465

      Capital assets (Note 2)                           297,677    191,413
      Other assets                                       18,816     16,671

                                                    $   332,450 $  250,549

      Liabilities
      Current
        Accounts payable and accrued liabilities
        (Note 4)                                    $ 2,600,266 $  508,724
        Loan facility (Note 5)                        1,000,000          -
                                                      3,600,266    508,724

      Convertible debentures (Note 6)                 2,158,114    906,319
                                                      5,758,380  1,415,043

      Shareholders' Deficiency
      Capital stock (Note 7)                             18,142     17,946
      Contributed surplus                             3,065,133  2,498,958
      Accumulated other comprehensive gain (loss)        65,529     (3,903)
      Deficit                                        (8,574,734)(3,677,495)
                                                     (5,425,930)(1,164,494)

                                            $           332,450 $  250,549

      Commitments (Note 8)
      Subsequent events (Note 15)
      Contingencies (Note 16)
      See accompanying notes to the consolidated financial statements.

      Centraxx, Inc.
      (A Development Stage Company)
      Consolidated Statement of Operations
      (Expressed in U.S. Dollars)
                                                             August 8, 1997 to
                                                                 Dec. 31, 2000
         Year Ended December 31           2000          1999        Cumulative
      Sales                               $      -   $       -   $       -

      Cost of sales                              -           -           -

      Gross margin                               -           -           -

      Expenses
        Marketing and public relations     150,132     311,391     579,363
        Management fees                    158,396     121,156     453,581
        Professional fees                  436,200     151,188     707,520
        Salaries and other administration  955,713     566,461   1,961,242
        Research and development costs   2,805,801     750,492   4,310,898
        Depreciation and amortization       96,860      68,509     252,556
        Interest on debt                   197,297       8,804     206,101
        Foreign exchange (gain) loss        96,840      (1,566)    103,473
                                         4,897,239   1,976,435   8,574,734

      Net loss                      $   (4,897,239)$(1,976,435)$(8,574,734)

      Net loss per share, basic and
        diluted (Note 2)            $        (0.27)$     (0.11)

      See accompanying notes to the consolidated financial statements.

      Centraxx, Inc.
      (A Development Stage Company)
      Consolidated Statement of Shareholders' Deficiency
      (Expressed in U.S. Dollars)
      Year Ended December 31, 2000
                                   (Note 7)

                                 Common Stock         Contributed  Accumulated
                                Shares    Amount        Surplus        Deficit

      December 31, 1997     12,265,672   $  609,303   $        -    $(268,272)
      Foreign currency
        translation adjustment       -            -            -            -
      Issue of shares
        (Note 7(b))          2,102,008    1,053,779            -            -
      Net loss 1998                  -            -            -   (1,432,788)
      Total comprehensive loss       -            -            -            -
      December 31, 1998     14,367,680    1,663,082            -   (1,701,060)

      Issue of shares
        (Note 7(b))            866,735      718,712            -            -
      Share issue costs              -      (52,000)           -            -
                            15,234,415    2,329,794            -   (1,701,060)
      Issue of stock in
       connection with
       recapitalization
       (Note 1)              2,672,666   (2,311,887)   2,311,887            -
      Foreign currency
        translation adjustment       -            -            -            -
      Issue of shares
        (Note 7(a))             39,400           39      187,071            -
      Net loss 1999                  -            -            -   (1,976,435)
      Total comprehensive loss       -            -            -            -
      December 31, 1999     17,946,481    $  17,946   $2,498,958  $(3,677,495)

      Foreign Currency
        translation adjustment       -            -            -            -
      Issue of shares (Note
      7(a))                    195,661          196      566,175            -
      Net loss 2000                  -            -            -   (4,897,239)
      Total comprehensive loss       -            -            -            -
      December 31, 2000     18,142,142    $  18,142   $3,065,133  $(8,625,355)

      See accompanying notes to the consolidated financial statements.

      Centraxx, Inc.
      (A Development Stage Company)
      Consolidated Statement of Shareholders' Deficiency
      (Expressed in U.S. Dollars)
      Year Ended December 31, 1999
                                Accumulated
                                  Other
                              Comprehensive          Total      Comprehensive
                                   Loss           Deficiency            Loss
      December 31, 1997       $  7,917            $348,948                  -
      Foreign currency
        translation
        adjustment             (11,708)            (11,708)           (11,708)
      Issue of shares
      (Note 5(b))                    -           1,053,779                  -
      Net loss 1998                  -          (1,432,788)        (1,432,788)
      Total comprehensive loss       -                   -         (1,444,496)

      December 31, 1998         (3,791)            (41,769)

      Issue of shares
        (Note 5(b))                  -             718,712
      Share issue costs              -             (52,000)
                                (3,791)            624,943
      Issue of stock in
        connection with
        recapitalization
        (Note 1)                     -                   -
      Foreign currency
        translation
        adjustment                (112)               (112)              (112)
      Issue of shares
        (Note 5(a))                  -             187,110                  -
      Net loss 1999                  -          (1,976,435)        (1,976,435)
      Total Comprehensive loss       -                   -         (1,976,547)

      December 31, 1999        $(3,903)        $(1,164,494)

      Foreign currency
        translation
        adjustment              69,432              69,432             69,432
      Issue of shares (Note
      7(a))                          -             566,371                  -
      Net loss 2000                  -          (4,897,239)        (4,897,239)
      Total comprehensive loss       -                   -         (4,827,807)
      December 31, 2000         65,529         $(5,425,930)

      See accompanying notes to the consolidated financial statements.

      Centraxx, Inc.
      (A Development Stage Company)
      Consolidated Statement of Cash Flows
      (Expressed in U.S. Dollars)
         Year Ended December 31                            2000       1999

      Cash flows from (applied to)

        Operating
          Net loss                                  $(4,897,239) $(1,976,435)
          Depreciation and amortization                  96,860       68,509
          Services for stock                            531,645      283,045
                                                     (4,268,734)  (1,624,881)
          Changes in
            Prepaid expenses                             30,264      (22,925)
            Accounts payable and accrued liabilities  2,089,934      186,001
                                                     (2,148,536)  (1,461,805)

        Financing
          Issue of shares                                34,580      622,738
          Share issue costs                                   -      (52,000)
          Issue of convertible term loan              1,000,000            -
          Issue of convertible debenture              1,093,681      906,319
                                                      2,128,261    1,477,057

        Investing
          Purchase of other assets                      (2,145)         (673)
          Purchase of capital assets                   (43,256)       (2,202)
                                                       (45,401)       (2,875)

        Foreign currency effect on cash                  69,432      (12,284)

      Net increase in cash during the year                3,756           93

      Cash, beginning of year                               234          141

      Cash, end of year                            $      3,990  $       234

      Supplemental cash flow information (Note 14)
      See accompanying notes to the consolidated financial statements.

Centraxx, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
December 31, 2000

      Nature of business

      Centraxx Inc. (the "Company"), organized under the laws of the State of Nevada, is a wireless data communications Company specializing in providing location technology solutions. The Company has developed a proprietary radio location two-way land-based system utilizing single-point tracking ("UNI-POINT" technology) which can be deployed to provide effective solutions for numerous safety, security and location information needs in multiple network and stand-alone applications. The Company conducts all of its operations through wholly owned subsidiaries, Centraxx Corp., Centraxx International, Inc., Centraxx Research Inc., and Wireless Location Services Inc. All of the subsidiaries are located in Mississauga, Ontario, Canada.

      The Company is considered to be in the development stage and the accompanying financial statements represent those of a development stage enterprise, and therefore, is subject to the usual business risks of development stage companies.

      1.    Summary of significant accounting policies

      Accounting principles

      The Company's accounting and reporting policies conform to accounting principles generally accepted in the United States of America. The financial statements are prepared using United States dollars.

      Basis of presentation

      The consolidated financial statements include the accounts of Centraxx, Inc. and its wholly owned subsidiaries. Significant intercompany transactions have been eliminated.

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

Centraxx, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
December 31, 2000

      1.    Summary of significant accounting policies


      Investments

      The Company accounts for certain investments under the equity method. The Company accounts for an investment under the equity method if the investment gives the Company the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee of between 20% and 50% although other factors, such as representation on the investee's Board of Directors and the impact of commercial arrangements, are considered in determining whether the equity method of account is appropriate.

      Stock based compensation

      The Company accounts for stock options granted under its stock options plan using APB Opinion 25 for options granted to employees and FAS 123 for options granted to non-employees.

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

      Advertising expense

      Advertising expenditures are expensed as incurred.

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

Centraxx, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
December 31, 2000

      1.    Summary of significant accounting policies (continued)

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

      There were stock options outstanding at December 31, 2000, to purchase 2,878,500 shares of common stock which were not included in the computation of diluted loss per share because to do so would be antidilutive. Additionally, the common shares to be issued on conversion of outstanding convertible debt were not included for the same reason.

      Basic weighted average shares outstanding for the year were 17,995,624 (1999 16,835,887).

      Ongoing operations

      As of December 31, 2000, the Company has experienced a cumulative loss of $8,574,734, and is in default on its loan facilities and payables. (see Notes 5 and 16). The Company has commenced its planned principal operations through its subsidiaries, however, it has not yet earned any revenue therefrom and the technologies that it intends to develop may require cash in excess of its current resources. The ability of the Company to translate these technologies into marketable products is dependent on management's ability to obtain adequate financing, develop commercially saleable products and to achieve profitable operations.

      Management is continuing to devote significant efforts to obtain financing to fund the continued development of its Uni-Point technology and PN tag. At this time, the company is in discussions with interested parties for ongoing financing.

      The Company's current operational focus is to launch the PN tag product and to continue to develop the Uni-Point technology until it is able to be commercially exploited.

      These financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate because management believes that the action already taken, or planned, will support the validity of the going concern assumptions used in preparing these financial statements.

Centraxx, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
December 31, 2000

      1.  Summary of significant accounting policies (continued)

      Newly issued accounting standards

      In June 1999, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued and as amended by SFAS No's. 137 and 138 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 effective with the first quarter of 2001. The statement establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 will require the Company to measure all derivatives at fair value and to recognize them in its balance sheet as an asset or liability, depending on the Company's rights or obligations under the derivative contract. This standard will not impact the Company's financial statements.

      In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition". This staff accounting bulletin summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The staff provided this guidance due, in part, to the large number of revenue recognition issues that registrants encounter. The adoption of this bulletin will not have a material impact on the Company's financial statements.

      Reclassification

      Certain of the 1999 and cumulative comparative figures have been reclassified to conform with the financial statement presentation adopted in the current year.

      2.    Capital assets                            2000           1999

          Cost
          Engineering equipment               $    412,875      $   209,522
          Office furniture and equipment           127,126          124,171
          Leasehold improvements                         -           13,352
                                                   540,001          347,045
          Accumulated depreciation
          Engineering equipment                    161,465           90,583
          Office furniture and equipment            80,859           58,522
          Leasehold improvements                         -            6,527
                                                   242,324          155,632
          Net book value
          Engineering equipment                    251,410          118,939
          Office furniture and equipment            46,267           65,649
          Leasehold improvements                         -            6,825

                                              $    297,677      $   191,413

Centraxx, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
December 31, 2000

      3.    Investment

      In December the Company and Samsung SDS Co. Ltd. incorporatedc Centraxx Korea Co. Ltd. to jointly market and distribute the Company's products in South Korea. The Company's 30% equity interest, at a cost of $250,000, is to be financed, by agreement between the parties, with future product. Until the product is delivered the liability will bear interest at Libor + 1%, per annum. As at December 31, 2000 Centraxx Korea Co. Ltd. has no activity and the Company has provided no product, therefore no balance sheet or income statement effect has been recorded.


      4.    Accounts payable and accrued liabilities        2000      1999

          Accounts payable
            Trade                                   $    776,719  $ 201,413
            Related parties                              602,408     77,130
            Customer deposits                             66,262      6,790
            Payroll and related costs                    673,593    153,608
          Accrued liabilities                            481,283     69,783

                                                    $  2,600,266  $ 508,724

      5.  Loan facility

         The lender has provided a loan facility bearing interest at 12% per annum due September 30, 2000. As security the Company has provided a general security agreement covering all the company assets. As at the balance sheet date the Company is in default under the loan facility, due to non-payment of the outstanding balance.

      The loan has been reflected as current as the Company is in default and the intention of the holder is unknown.


      6.  Convertible debentures

      The debenture facility, to a maximum of $2,000,000, with a related party, consists of a series of 8% convertible debentures. As security the Company has provided a charge on the assets of the Company together with a guarantee by the Company's subsidiary (Centraxx Corp.). The debenture provides for a deferment of interest for two (2) years from the date of issuance of each debenture, thereafter to be paid quarterly, and a conversion to stock privilege at any time at the rate of $2 per share. The principle is due five years from the date of issuance of each debenture.

Centraxx, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
December 31, 2000

      6.    Convertible debentures (continued)

       Future repayments are as follows:

            January 2004                      $200,000
            August 2004                       $100,000
            September 2004                    $150,000
            October 2004                      $200,000
            November 2004                     $200,000
            December 2004                     $200,000
            February 2005                     $350,000
            March 2005                        $600,000

      As at December 31, 2000, interest of $158,114 (1999: $8,804) has been accrued


      7.    Capital stock                                   2000       1999

      Authorized:
           200,000,000 Common shares with a par value of $0.001

      Issued:
           18,142,142 Common shares (1999 17,946,481) $   18,142  $  17,946


      (a) Centraxx, Inc.

      i) In August 2000, 7,650 Common shares were issued, for $3.99 per share, to a supplier in settlement for services. These services had a market value of $30,504 and are included in the statement of operations as professional fees.

      ii) In August 2000, 6,528 Common shares were issued, for $6.71 per share, to a supplier in settlement for services. These services had a market value of $43,774 and are included in the statement of operations as professional fees.

      iii) In August 2000, 12,088 Common shares were issued, for $7.96 per share, to a supplier in settlement for services. These services had a market value of $96,226 and are included in the statement of operations as research and development costs.

      iv) In August 2000, 10,000 Common shares were issued, for $3.01 per share, to a supplier in settlement for services. These services had a market value of $30,091 and are included in the statement of operations as marketing and public relations expense.

Centraxx, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
December 31, 2000

      8.  Capital Stock (continued)

      v) In August 2000, 430 Common shares were issued, for $4.04 per share, to a supplier in settlement for services. These services had a market value of $1,737 and are included in the statement of operations as research and development costs.

      vi) In August 2000, 50,000 Common shares were issued, for $0.70 per share, to a former employee of the Company who exercised outstanding stock options.

      vii) In October 2000, 26,500 Common shares were issued, for $0.83 per share, to a former employee of the Company in settlement for services. These services had a market value of $21,904 and are included in the statement of operations as administration expenses.

      viii) In October 2000, 9,602 Common shares were issued, for $1.96 per share, to a supplier in settlement for services. These services had a market value of $18,841 and are included in the statement of operations as professional expense.

      ix) In November 2000, 11,000 Common shares were issued, for $2.15 per share, to a supplier in settlement for services. These services had a market value of $23,672 and are included in the statement of operations as administration expense.

      x) In December 2000, 14,862 Common shares were issued, for $4.66 per share, to a supplier in settlement for services. These services had a market value of $69,298 and are included in the statement of operations as professional fees.

      xi) In December 2000, 47,001 Common shares were issued, for $4.16 per share, to a supplier in settlement for services. These services had a market value of $195,324 and are included in the statement of operations as research and development costs.

      xii) In December 1999, 1,610 Common shares were issued, for $9.42 per share, to a supplier in settlement for services. These services had a market value of $15,166 and are included in the statement of operations as marketing expense.

      xiii) In December 1999, 12,883 Common shares were issued, for $4.62 per share, to a supplier in settlement for services. These services had a market value of $59,519 and are included in the statement of operations as marketing expense.

      xiv) In December 1999, 517 Common shares were issued, for $8.50 per share, to a supplier in settlement for services. These services had a market value of $4,395 and are included in the statement of operations as research and development costs.

      xv) In December 1999, 24,390 Common shares were issued, for $4.36 per share, to a supplier in settlement for services. These services had a market value of $106,379 and are included in the statement of operations as research and development costs.

      (b) Centraxx Corp.

      The following capital stock transactions occured in the subsidiary (Centraxx Corp.) during the 1988 fiscal year:

      i) On September 30, 1998, 749,493 Common shares were issued to a related party at an issue price of $0.51 per share as per the original Subscription Agreement dated September 2, 2997. The shares were recorded at a total consideration of $382,241.

Centraxx, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
December 31, 2000

      8.  Capital stock (continued)

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

      iv) On December 31, 1998 30,000 Common shares were issued in exchange for services to non-related parties at an issue price of $1.35 per share. The shares were recorded at a total consideration of $40,500. The corresponding expenses were recorded in the statement of operations as marketing expense.

      v) On December 31, 1998, 123,800 Common shares were issued in exchange for services to non-related parties at an issue price of $0.51 per share.
The shares were recorded at a total consideration of $62,924. The corresponding expenses were recorded in the statement of operations as research and development costs.

      The following capital stock transactions occurred in the subsidiary (Centraxx Corp) during the period January 1, 1999 to May 18, 1999:

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

Centraxx, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
December 31, 2000

      8.    Commitments

      The Company has entered into agreements to lease its office, research and development, and warehouse premises and certain equipment for various periods until 2006 under operating leases. Future minimum lease payments under the operating leases are as follows:

                                                 Equipment     Premises

            2001                              $    153,271    $ 424,489
            2002                                    67,472      432,911
            2003                                    53,344      453,125
            2004                                         -      464,916
            2005                                         -      464,916
            2006                                         -      271,201

      See also Note 15.

      9.    Related party transactions

      During the year, the Company incurred the following expenses with related parties:

      Management fees and public relations expense in the amount of $145,248 (1999 - $203,624) were paid to a Company subject to significant influence by one of the Directors.

      Scientific research and development consulting expenses totalling $7,780 (1999 - $138,465) were paid to two companies, each controlled by two Directors of the Company.

      These transactions occurred under terms and conditions reflecting prevailing market conditions.

      Refer to Notes 4 and 6 for details of amounts owing to related parties.

      10.   Income taxes

      The reconciliation of the statutory federal rate to the Company's effective income tax rate is as follows:
                                                            2000    1999

          Statutory tax benefit                       $(2,201,798) $ (896,881)
          Non-deductible expense                           66,562      51,144
          Amortization of share issue costs                (4,628)     (4,887)
          Other                                                 -     (34,378)
          Increase in valuation allowance               2,139,864     885,002
                                                      $         -  $        -

Centraxx, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
December 31, 2000

      10. Income taxes (continued)

      Under SFAS No. 109, Accounting for Income Taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates.

      The tax effect of temporary differences that give rise to deferred income taxes is as follows:

                                                            2000    1999
        Deferred tax assets
          Net operating loss carryforwards           $ 3,735,152 $ 1,761,055
          Capital assets                                 112,387      26,384
          Share issue costs                               13,884      19,385
          Valuation allowance                         (3,861,423) (1,806,824)

                                                     $         - $         -

      At December 31, 2000, the Company had approximately $8,624,000 of net operating loss carryforwards which expire as follows:

          2004                                      $    601,500
          2005                                         1,454,100
          2006                                         1,857,400
          2007                                         4,711,000


      11. Industry segment

      Management has determined that the Company operates in one industry segment.


      12.      Stock options

      The Company initiated a stock option plan on January 18, 1999 for employees and on October 1, 1999 for Directors. The plan allows the Company to grant options to directors and employees up to an aggregate of 20% of the outstanding common shares of the Company (3,628,428 options as of December 31, 2000). The options have a term expiring five (5) years after the grant date. The exercise price for each option will be at fair market value per share at the date the options are granted.

Centraxx, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
December 31, 2000

         12.      Stock options (continued)

      During the year, the Company granted 1,988,500 options that are accounted for under APB Opinion 25 and related interpretations. Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied. Had compensation cost for the above stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net income and diluted loss per share would have been reduced to the pro forma amounts indicated below:

                  Net loss            As reported     $(4,947,860)
                                      Pro forma       $(6,409,385)

          Net loss per share, Basic and Diluted
                                      As reported     $     (0.27)
                                      Pro forma       $     (0.36)

         During the year, the Company granted no options that are accounted for under SFAS no. 123 "Accounting for Stock-Based Compensation". The standard contains a fair value based method for valuing stock-based compensation that entities may use, and measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants. Expected volatilities ranging from 72% to 250%; risk free interest rate of 6%; and expected lives of 5 years.

      A summary of the status of the Company's option plans as of December 31, 2000 and changes during the period ending on that date is represented below:

            .                                Shares    Weighted Avg.

      Outstanding, beginning of period      1,945,000     $   1.35
      Granted                               1,988,500     $   6.97
      Exercised                               (50,000)    $  (0.70)
      Forfeited or cancelled               (1,005,500)    $  (5.92)

      Outstanding, end of period            2,878,500     $   3.69

      Options exercisable at period-end     1,252,438

      Weighted average fair value of options
        granted during the period                         $   6.03

Centraxx, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
December 31, 2000

         12.      Stock options (continued)

         The following table summarizes information about options outstanding and exercisable at December 31, 2000:

                Options Outstanding                      Options Exercisable
Range of             Weighted Avg.
Exercise   Number     Remaining       Weighted Avg.  Number   Weighted Average
Prices  Outstanding Contractual Life Exercise Price Outstanding Exercise Price

$0.70     800,000      2.7 years         $  0.70      770,876       $ 0.70
$1.00
to $3.00  687,000      3.9 years         $  2.48      253,356       $ 2.53
$3.01 to
$5.00     139,000      4.7 years         $  3.94       31,600       $ 3.88
$5.01 to
$7.00     590,000      4.5 years         $  5.87       74,575       $ 5.88
$7.01 to
$9.00      60,000      4.1 years         $  8.38        7,890       $ 8.30
$9.01 to
$11.00    572,500      4.2 years         $ 10.34      109,716       $10.25
$11.01 to
$17.00     30,000      4.2 years         $ 16.62        4,424       $16.44
        2,878,500                                   1,252,438

See also Note 15

13.    Financial instruments

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

14.  Supplemental cash flow information

                                           2000        1999

Interest paid                             $     -  $    -

Income taxes                              $     -  $    -

During the year the company jointly incorporated a company in Korea (see
Note 3) to market and distribute the company's product therein. The Company's investment is to be financed by provision of product in the future.

Centraxx, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in U.S. Dollars)
December 31, 2000

15.  Subsequent events

(i) Subsequent to the year end the lesser of the equipment under the operating lease disclosed in Note 8 entered the Company's premises and reacquired the equipment, as the Company was in arrears of the payments due under the terms of the lease. The lessor claims not to have recovered approximately $74,000 of the equipment and is claiming payment thereof. The Company is disputing a material portion of this claim.

(ii) On February 9, 2001 the Company moved its premises. Under the new lease arrangement for premises future minimum payments are as follows:

       2001                               $48,750
       2002                               $66,000
       2003                               $71,250
       2004                               $12,000

(iii) Subsequent to the year end, by the end of January 2001, the Company had laid off substantially all of its employees. All employees share options expire 30 days from the date an employee ceases to be employed.

16.  Contingencies

The Company is in arrears on the majority of the trade payables. The Company has received numerous letters of notice of litigation proceedings to collection. The Company is negotiating with all suppliers to reach resolution on payment terms acceptable to both parties.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

          The Company changed independent auditors from Jones, Jenson & Co., of Salt Lake City, Utah, to Grant Thornton, LLP, Chartered Accountants, of Ontario, Canada. The change was not the result of any disagreement on accounting principals or practices, or accounting or auditing procedure, but was made to have an auditing firm that was in close proximity to the principal executive offices of the Company in Ontario, Canada. See the 8-K Current Report dated November 17, 1999, which has previously been filed with the Securities and Exchange Commission at or about the same time as this Report, and is incorporated herein by reference.

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

                                       Date of       Date of
                  Positions          Election or   Termination
Name                Held             Designation   or Resignation
----                ----             -----------   --------------
Michael Ivezic    President            5/18/99         *
                  Director and CEO     5/18/99         *

David Pamenter    Secretary            5/18/99         *

Brian J.
DeChamplain       Executive Vice
                  President            5/18/99         *
                  Chief Technology
                  Officer              5/18/99         *
                  Director             5/18/99         *

Frank Gerlach     Vice President       5/18/99         *
                  Chief Engineer       5/18/99         *
                  Director             5/18/99         *

Michael St.       Vice President       5/18/99      06/30/00
Eve

Tony Monga       Director             5/18/99        11/16/00

Frank            Executive Vice       10/1/99
Neuperger        President                           11/17/00

Bob Hill         Vice President       10/1/99          *

Diane Wigley     Director             10/1/99        11/16/00


          * These persons presently serve in the capacities indicated.

Business Experience.
--------------------

          Michael Ivezic, Acting President, Director, age 41. From 1997 to present, Mr. Ivezic has been the Managing Director of Frankopan & Co, Inc. Between 1994 and 1997, he was President and CEO of Luminart Inc. Mr. Ivezic is providing overall direction to Centraxx during its startup and development phase. Mr. Ivezic has 15 years experience in managing the startup and growth phases of several companies. He has extensive expertise in identifying high potential business opportunities and raising the necessary working capital for these ventures.

          David Pamenter, Esq., Secretary. Mr. Pamenter, age 52, a lawyer, has been a partner with Gowling, Strathy & Henderson from 1997 to present. Prior to this, he was a partner in the law firm of Lang, Michener.

          Brian J. DeChamplain, Executive Vice President, Chief Technology Officer, Director, age 47. Mr. De Champlain, a co-founder of Centraxx Corp., the Company's predecessor, brings 16 years of management and RF electronic design experience in the communications, cable TV, broadcast and consumer product industries. His technical accomplishments include the design and patent of new video and RF based scrambling systems for the cable TV, broadcast industries and consumer RF markets. He has several patents to his credit and is well respected as a RF product designer.

          Frank Gerlach, Vice President, Chief Engineer and Director, age 41. Mr. Gerlach is a co-founder of Centraxx Corp. Between 1986 and 1996, Mr. Gerlach was employed by Spar Aerospace as a Senior Project Engineer responsible for projects including the redesign of the Canada Arm and
integration of a fiber optic based naval communications systems.   From 1996
to 1997, Mr. Gerlach was Vice President of Paltrac International Corporation.

          Bob Hill, Vice President Sales, Strategic and Specialty Markets. Mr. Hill, age 52, brings over 20 years of sales and marketing experience with leading international consumer products corporations. His expertise in new product launches and distribution channel programming will ensure the rapid awareness and acceptance of the Centraxx technology and products in the international marketplace. The familiarity gained with distribution channels applicable to Centraxx will be vital to accelerating customer support of the product offering.

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

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

         Management believes that all reports required to be filed by members of management or 10% stockholders have been timely filed.

Item 10. Executive Compensation.
-------------------------------

Cash Compensation.
------------------

          The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                        SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
          Annual Compensation             Awards     Payouts
  (a)           (b)      (c)    (d)   (e)     (f)          (g)    (h)    (i)

Name and     Years or              other                               all
principal    periods               Annual   restricted option/  LTIP   other
position     Ended       $     $   Compen-  Stock      SAR's   Payouts Compen-
                      Salary Bonus sation awards$    #       $         sation$
------------------------------------------------------------------------------
Michael       12/31/99   0     0     0         0           0      0       0
Ivezic, Pres  12/31/00   0     0     0         0           0      0       0
Director

David Pamenter12/31/99   0     0     0         0           0      0       0
Sec           12/31/00   0     0     0         0           0      0       0

Brian J.
DeChamplain   12/31/99   0     0     0         0           0      0       0
Exec VP, CTO, 12/31/00$76444*  0     0         0           0      0       0
Director

Frank Gerlach 12/31/99 $72619  0     0         0           0      0       0
VP, Chief Eng 12/31/00 $72614* 0     0         0           0      0       0
Director


Tony Monga    12/31/99   0     0     0         0           0      0       0
Director      12/31/00   0     0     0         0           0      0       0

Frank
Neuperger     12/31/99$142000  0     0         0           0      0       0
Exec. VP      12/31/00$142000* 0     0         0           0      0       0

Bob Hill      12/31/99 $42200  0     0         0           0      0       0
V.P.          12/31/00 $57900* 0     0         0           0      0       0

Diane Wigley  12/31/99   0     0     0         0           0      0       0
Director      12/31/00   0     0     0         0           0      0       0

               * $74,744 of Mr. DeChamplain's compensation was deferred and unpaid; $66,534 of Mr. Gerlach's compensation was also deferred; $100,900 of Mr. Neuperger's compensation was also deferred; and $9,540 of Mr. Hill's compensation was also deferred.

          No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ending December 31, 1999 and 2000, or the period ending on the date of this Report. Further, no member of the Company's management has been granted any option or stock appreciation right, except those in the following table:

Name                         Option             Vested       Option Price
                            Awarded             Option         (USD)
----------------------------------------------------------------------------

Michael Ivezic              75,000              31,233         $2.50
Tony Monga                  75,000              31,233         $2.50
Diane Wigley                75,000              31,233         $2.50
Frank Gerlach              150,000             150,000         $0.70
Frank Gerlach               75,000              31,233         $2.50
Brian De Champlain         150,000             150,000         $0.70
Brian De Champlain          75,000              31,233         $2.50
Bob Hill                   105,000             105,000         $0.70

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
-----------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

          The following table sets forth the share holdings of those persons who own more than five percent of the Company's common stock as of December 31, 2000, and to the date hereof:

                                            Number and Percentage
Name and Address                         of Shares Beneficially Owned
----------------                         ----------------------------

Heartland Trust                              3,000,000      16.5%
Champion Business Services, Inc.             2,200,000      12.1%
Worldwide Consulting Services, Inc.          2,200,000      12.1%
High Tech Systems, Inc.                        950,000       5.2%
Apollo Systems Ltd.                            950,000       5.2%

TOTALS                                       9,300,000      51.2%

Security Ownership of Management.
---------------------------------

     The following table sets forth the share holdings of the Company's directors and executive officers as of December 31, 2000, and to the date hereof:

                                             Number and Percentage
Name and Address                          of Shares Beneficially Owned
----------------                          ----------------------------

Michael Ivezic                                  20,000         .11%
David Pamenter                                    -0-         -0-
Brian J. DeChamplain                            93,000         .51%
Frank Gerlach                                   87,300         .48%
Bob Hill                                         5,000         .02%
Frankopan & Co., Inc.                           15,000(1)      .08%
Paltrac International Corporation              100,000(2)      .55%

TOTALS                                         331,950        1.83%

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

Changes in Control.
-------------------

          None, except see the 8-K Current Report dated May 18, 1999.  See
Part III, Item 13.

Item 12. Certain Relationships and Related Transactions.
-------------------------------------------------------

Transactions with Management and Others.
----------------------------------------

          Except as indicated below, or under the caption "Executive Compensation," Part III, Item 10, of this Report, there were no material transactions, or series of similar transactions, during the Company's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to the Company to own of record or beneficially more than five percent of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, or any promoter or founder of the Company had an interest:

         The Company incurred management fees in the amount of $203,623 to a company subject to significant influence by one of the Company's directors.

         The Company also incurred scientific research and development consulting expenses in the amount of $143,550 to two companies that were each controlled by two directors of the Company.

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
-------
           (i)

           None.

           (ii)                               Where Incorporated
                                                In This Report
Number.                                        ------------------
-------

10-KSB Annual Report for the year ended           Part I, Item 1
December 31, 1998*                                Part II, Item 5
                                                  Part III, Item 10
     Articles of Incorporation of SRS             Part III, Item 12
     Technical, Inc. dated January 15, 1986*

     Certificate of Amendment to Articles of
     Incorporation of SRS Technical, Inc. dated
     June 5, 1987*

     Certificate of Amendment to the Articles of Incorporation of Composite Design, Inc., as corrected, dated December 13, 1996*

10-KSB Annual Report for the year ended           Part II, Item 5
December 31, 1999*

8-K Current Report dated May 18, 1999*            Part I, Item 1

8-KA Current Report dated May 18, 1999*           Part I, Item 1

8-K Current Report dated November 17, 1999*       Part II, Item 8

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

                                   CENTRAXX, INC.


Date: 5/30/2001                  By/s/Michael Ivezic
                                   Michael Ivezic, Acting President and
                                   Director


Date: 5/30/2001                  By/s/Brian J. DeChamplain
                                   Brian J. DeChamplain, Exec. V.P., Director



          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                   CENTRAXX, INC.


Date: 5/30/2001                  By/s/Michael Ivezic
                                   Michael Ivezic, Acting President and
                                   Director


Date: 5/30/2001                  By/s/Brian J. DeChamplain
                                   Brian J. DeChamplain, Exec. V.P., Director


Date: 5/30/2001                  By/s/Frank Gerlach
                                   Frank Gerlach, Director