Form 10QSB
period 2001-03-31
CENTRAXX INC
filed 2001-06-18
CIK 789747

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: March 31, 2001

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

                    267 Matheson Blvd. E
            Mississauga, Ontario Canada L4Z 1X8
    -----------------------------------------------------------
    (Address of principal executive offices)          (Zip Code)

             Issuer's telephone number (905) 502-5212

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

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.  Yes     No  X
                                                   ---    ---

                  (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of outstanding shares of each of the Issuer's classes of common equity, as of the latest practicable date:

                             March 31, 2001
                        common - 18,142,142 shares

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

Centraxx, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

                                                              Aug 8, 1997 to
                                                              March 31, 2001
Three Months Ending March 31            2001           2000   Cumulative
Sales                                 $        -   $        -  $        -

Cost of sales                                  -            -           -

Gross margin                                   -            -           -

Expenses

  Marketing and public relations             454       55,859     579,817
  Management fees                         29,454       61,644     483,035
  Professional fees                        1,417       15,745     708,937
  Salaries and other administration      115,418      162,925   2,076,660
  Research and development costs         175,386      320,158   4,486,284
  Depreciation and amortization           22,904       20,279     275,460
  Interest                                69,010       27,776     275,111
  Foreign exchange (gain) loss           339,123          130     442,596

                                         753,166      664,516   9,327,900
Net loss                                $753,166     $664,516  $9,327,900

Net loss per share, basic and
  diluted (Note 1)                      $  (0.04)    $  (0.04)

Weighted average shares, basic
  and diluted                         18,039,779   17,946,481


See accompanying notes to the condensed consolidated financial statements.

Centraxx, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

                                          March 31,           December 31,
                                             2001                 2000
Assets
Current
   Cash                                  $   1,899             $      3,990
   Prepaid expenses                          7,450                   11,967
                                             9,349                   15,957

Capital assets                             260,975                  297,677
Other assets                                17,899                   18,816

                                         $ 288,223             $    332,450

Liabilities
Current
   Accounts payable and
    accrued liabilities                  $2,872,594            $  2,600,266
    Short Term Loan                       1,000,000               1,000,000

Long term convertible debentures          2,000,000               2,158,114
                                          5,872,594               5,758,380

Shareholders' Deficiency
Capital stock                                18,142                  18,142
Contributed surplus                       3,065,133               3,065,133
Accumulated other comprehensive loss        660,254                  65,529
Deficit                                  (9,327,900)             (8,574,734)
                                         (5,584,371)             (5,425,930)

                                         $  288,223             $   332,450


See accompanying notes to the condensed consolidated financial statements.

Centraxx, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

Three Months Ending March 31                         2001            2000

Cash flows from (applied to)

   Operating

     Net loss                                   $(753,166)      $(664,516)
     Depreciation and amortization                 22,904          20,279
                                                 (730,262)       (644,237)

     Changes in
       Prepaid expenses                             4,517           8,212
       Accounts payable and accrued liabilities   272,328        (156,834)
                                                 (453,417)       (792,859)

   Financing

       Issue of shares                                  -               -
       Issue of convertible debenture                   -       1,093,681
                                                        -       1,093,681

   Investing

     Purchase of capital assets                         -         (49,647)

   Foreign currency effect on cash                451,326            (759)

Net increase in cash during the year               (2,091)        250,416

Cash, beginning of period                           3,990             234

Cash, end of period                            $    1,899    $    250,650


See accompanying notes to the condensed consolidated financial statements.

Centraxx, Inc.
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
March 31, 2001

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

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual consolidated financial statements and footnotes thereto. For further information, refer to the consolidated financial statements and related footnotes for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB.

Basis of presentation

The condensed consolidated financial statements include the accounts of Centraxx, Inc. and its wholly owned subsidiaries, Centraxx Corporation, Centraxx Research Inc., Wireless Location Services Inc. and Centraxx International Inc.

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

Centraxx, Inc.
(A Development Stage Company)
Notes to the Condensed Consolidated Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
March 31, 2001

1.   General (continued)

There were stock options outstanding at March 31, 2001, to purchase 885,500 shares of common stock which were not included in the computation of diluted earnings per share because to do so would be antidilutive.

Basic weighted average shares outstanding for the period were 18,039,799 (2001
  17,946,481).

2 The Company initiated a stock option plan on January 18, 1999 for employees and on October 1, 1999 for Directors. The plan allows the Company to grant options to directors and employees up to an aggregate of 20% of the outstanding common shares of the company. The options have a term expiring five (5) years after the grant date or 30 days after the individual ceases to be an employee. The exercise price for each option will be at fair market
value per share at the date the options are granted.   A large decrease can be
noted in the options outstanding due to those which expired as a result of the staff reductions.

A summary of the status of the Company's option plans as of March 31, 2000 and changes during the period ending on that date is represented below:

                                  .     Shares

Outstanding, beginning of period       2,878,500
Granted                                        -
Exercised                                      -
Forfeited                             (1,993,000)

Outstanding, end of period               885,500

3.    Investment

In 2000, the Company and Samsung SDS Co. Ltd. incorporated Centraxx Korea Co. ltd. to jointly market and distribute the Company's products in South Korea.

The Company's 30% equity interest, at a cost of $250,000, is to be financed, by agreement between the parties, with future product. Until the product is delivered the liability will bear interest at Libor + 1%, per annum. The Company has provided no product, therefore no balance sheet or income statement effect has been recorded.

Centraxx Korea Co. Ltd. generated a net loss in the first quarter. The Company has not recorded its' share of the equity loss ($40,102) in these financial statements.

4.   Subsequent events

During May 2001 equipment totalling a value of $16,744 was returned to the manufacturer.

Management's Discussion and Analysis

Plan of Operation


To date, the Company's focus has been on research and development of its UNI-POINT (trademark) technology, the engineering sample of which was successfully demonstrated on December 9, 1999. However, management feels that the Company must move quickly into revenue generation. As reflected in this report, Centraxx is currently focusing its efforts to become self-sustaining through the sale of hardware and services that operate on existing public networks with the PN Tag while continuing development of the UniPoint technology. Ultimately, the PN tag system can complement the UniPoint system to form a complete end-to-end supply chain management system, combining the low cost advantages of UniPoint with the Network coverage afforded by the Public Networks.

The Company has entered into some geographic joint ventures and is negotiating with other joint venture partners and distributors, to form alliances to penetrate the potential market. There can be no assurances that any agreements will be obtained or that if they are obtained that they will provide material financial benefit to the Company.

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

Although a nominal amount of funding has been advanced from Frankopan, Centraxx has continued to reduce its workforce. Further cost savings were realized by relocating to a smaller office at 267 Matheson Blvd. during the first quarter of 2001. The company is actively seeking other sources of finance. Failure to secure adequate financing in the near future will adversely effect the Company's ability to continue to operate. The board is cautiously optimistic that financing can be found given the nature of the Company's technology and its potential. The Company is in discussions with a number of potential sources.

The Company has not yet generated any revenues except some deposits from potential joint venture partners.

The $2.0M Debenture owed by the Company to Frankopan and all the outstanding Frankopan additional advances were assigned to a third party on May, 28 2001. The third party, Eribesdur Corporation B. V., currently holds a $1.0M secured Promissory Note payable by Centraxx.

On June 7, 2001, Eribesdur issued a final demand that all monies owed be repaid, due to Centraxx being in default of both the Debenture Loan Agreement and the Promissory Note. Centraxx is currently in the process of negotiating a debt restructuring plan with Eribesdur.

Results of Operations

For Three Months Ended March 31, 2001, compared to March 31, 2000

The current period loss was $(753,166) compared to $(664,516) for the corresponding three months in 2000.

General and administrative costs decreased by $149,429 or 50.5% in the first quarter 2001 over the same period in 2000, due to decreased
marketing, management and "salaries and other administrative" expenses.   This
overall decrease in general and administrative costs reflects the restructuring initiated during Q4 2000 and continued in Q1 2001.

The Company's research and product development costs decreased by $144,772 during the three months ended March 31, 2001 as compared to the three month period end March 31, 2000. The primary reasons for this included reduced development staff and effectively no spending on R&D materials. Centraxx has invested $4,486,284 in R&D since inception, which represents approximately 48.1% of the companies operating expenses.

Interest charges totaled $69,010 in Q1 2001, an increase of $41,234 over the same period in 2000. This increase is due to the financing costs associated with both the note payable of $1.0M which was not in place during Q1 2000, along with the entire $2.0M convertible debenture amount which was not fully in place at the beginning of Q1 2000. Depreciation and amortization were not materially different during Q1 2001 versus Q1 2000.

A large increase in the foreign exchange adjustment was noted in first quarter 2001 compared to the first quarter in 2000. The increase of $338,993 resulted from the significant devaluation in the Canadian dollar relative to the US dollar. The ending March 2000 exchange rate was C$1.4553/US$1.00 while the ending exchange rate at March 31, 2001 was C$1.5763/US$1.00

Liquidity

The Company anticipates that during the next twelve months its working capital requirements will be $0.6 million for the PN tag product. The planned use from such funding will be for the production and marketing of the PN tag. Funding requirements to complete the commercialization of the UniPoint technology are $1.5M-2.5M. Thereafter, the Company expects that it will need to seek additional capital through one or more public or private offerings of debt or equity to fund network deployment. There can be no assurance that the Company will be successful in obtaining any such funds on terms acceptable to it, if at all.

An increase in the number of employees, primarily in marketing, sales and distribution are anticipated during the third quarter of 2001, when the Company's products are expected to be ready for market launch.


Risks and Uncertainties

As of the date of this report, the Company anticipates that its UniPoint technology will not be available for sale for distribution for at least the next 4 quarters and that the PN tag will not be available until the 3rd quarter 2001. The Company has no established source of revenues and is dependent on its ability to raise further funding. There can be no assurance that the Company will be successful in obtaining any funding at reasonable terms. There can be no assurance that the Company will be able to complete the commercial development of the UniPoint technology at that time or at any time, or that the Company will be able to sell or distribute its PN tag product or the UniPoint technology to generate profitable operations at that time or in the foreseeable future. There can be no assurance that the technology will be successfully released to the market or that the Company will profit therefrom. The Company is currently in financial difficulty and without a source of funds in the near future the Company's ability to launch the PN tag product is unlikely. The Company is currently in default of its obligations to Revenue Canada and has in excess of $3 million of debt outstanding. Even with a successful launch of the PN tag product, there is no assurance that the Company can meet the operational funding requirements.


                    PART II.     OTHER INFORMATION

Item 1.   Legal Proceedings.

     None, not applicable.

Item 2.   Changes in Securities.

     None, not applicable.

Item 3.   Defaults Upon Senior Securities.

     The $2.0M Debenture owed by the Company to Frankopan and all the outstanding Frankopan additional advances were assigned to a third party on May, 28 2001. The third party, Eribesdur Corporation B. V., currently holds a $1.0M secured Promissory Note payable by Centraxx.

     On June 7, 2001, Eribesdur issued a final demand that all monies owed be repaid, due to Centraxx being in default of both the Debenture Loan Agreement and the Promissory Note. Centraxx is currently in the process of negotiating a debt restructuring plan with Eribesdur.

Item 4.   Submission of Matters to a Vote of Security Holders.

     None, not applicable.

Item 5.   Other Information.

     None, not applicable.

Item 6.   Exhibits and Other Reports on Form 8-K.

     (a)       Exhibits.

      Annual Report on Form 10-KSB for the calendar year ended December 31, 2000, incorporated herein by reference.

     (b)       Reports on Form 8-K.

      None, not applicable.


                           SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CENTRAXX, INC.


Date: 6/15/2001                      /s/Mike Ivezic
     --------------                  -----------------------------
                                     Mike Ivezic, CEO, President and
                                     Director


     Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                     CENTRAXX, INC.


Date: 6/15/2001                      /s/Mike Ivezic
     --------------                  -----------------------------
                                     Mike Ivezic, CEO, President and
                                     Director